Form 10-K
period 2014-12-31
Caesars Entertainment Resort Properties, LLC
filed 2015-04-16
CIK 1610979

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Annual Period Ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 333-199393
 _________________________

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
(Exact name of registrant as specified in its charter)
 _________________________

Delaware	46-3675913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Caesars Palace Drive, Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)
(702) 407-6000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
 _________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ (Note: The Registrant became subject to the filing requirements of the Act on February 10, 2015).
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Not Applicable.
The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format as permitted by General Instruction I(2).

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC

PART I

In order to make this report easier to read, references throughout to numbered "Notes" refer to the numbered Notes to our Combined and Consolidated Financial Statements that we included in Item 8, "Financial Statements and Supplementary Data."

Item 1. Business

Overview
Caesars Entertainment Resort Properties, LLC (referred to in this discussion, together with its consolidated entities where appropriate, "CERP," the "Company," "we," "our" and "us") is a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation ("CEC," "Caesars" and "Caesars Entertainment"). CERP was formed in August 2013 from the Casino Resort Properties (as defined below), plus the acquisition of The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas ("Octavius Tower") from Caesars Entertainment Operating Company, Inc. ("CEOC").
As of December 31, 2014, we owned, through various subsidiaries, six casinos that operate under well-known brands and include four casino resort properties located in Las Vegas, Nevada: (1) Paris Las Vegas, (2) Harrah's Las Vegas, (3) Rio All-Suites Hotel and Casino ("Rio Las Vegas"), (4) Flamingo Las Vegas, (5) Harrah's Atlantic City, and (6) Harrah's Laughlin (collectively, the "Casino Resort Properties").

•
Paris Las Vegas is a French-themed resort, casino and entertainment facility that opened in September 1999. Located in the center of the Las Vegas Strip on Las Vegas Boulevard, the property features the Eiffel Tower Experience, 15 bars and restaurants, spa services, 117,300 square feet of conference and meeting space, and distinctive entertainment offerings.

•
Harrah's Las Vegas opened in 1973 and is located on the Las Vegas Strip, in close proximity to The LINQ promenade. The property features a Mardi Gras / Carnaval theme with a range of specialty retail shopping and spa services.

•
Rio Las Vegas opened in January 1990 and is located just off the Las Vegas Strip. It was the first all-suites resort in the Las Vegas area and features a Brazilian theme inspired by the city of Rio de Janeiro and is currently home to the World Series of Poker, an annual poker event.

•	Flamingo Las Vegas opened in December 1946, is located in the heart of the Las Vegas Strip and is the longest operating resort on the Strip.

•	Harrah's Atlantic City, which opened in November 1980, is an integrated hotel and resort located in the marina district of Atlantic City, New Jersey.

•	Harrah's Laughlin, which opened in August 1988, is a Mexican-themed integrated hotel and casino located along the banks of the Colorado River in Laughlin, Nevada.
The LINQ promenade is an open-air dining, entertainment, and retail promenade located between The LINQ Hotel & Casino ("The LINQ Hotel," formerly The Quad Resort & Casino) and the Flamingo Las Vegas, on the east side of the Las Vegas Strip. It also features a 550-foot observation wheel, the High Roller, which opened at the end of first quarter 2014. We lease the gaming space in this corridor to The LINQ Hotel ("The LINQ Hotel Lease"), which is a subsidiary of Caesars Growth Partners, LLC ("CGP LLC"), and lease other space to third-party lessees.
Octavius Tower is a 23-story premium hotel tower on the Flamingo Avenue side of Caesars Palace Las Vegas ("Caesars Palace"), featuring 662 guest rooms, including 60 suites, and six luxury villas. We lease Octavius Tower to CEOC.
We view each property, including The LINQ promenade, as an operating segment and aggregate such properties into one reportable segment.
Caesars Enterprise Services, LLC (“CES”), a new services joint venture among CEOC, CERP and Caesars Growth Properties Holdings, LLC (“CGPH”), manages certain Enterprise Assets (as defined below) and the other assets it owns, licenses or controls, and employs certain of the corresponding employees and other employees who previously provided services to CEOC, CERP and CGPH, their affiliates and their respective properties and systems under each property’s corresponding property management agreement. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6%, and 5.4%, respectively), subject to annual review. Operating expenses are allocated to each member of CES with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. On October 1, 2014, CES began operations in Nevada, New Jersey and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated enterprise-wide employees. The enhancement of CES operations described above in other jurisdictions may be subject to regulatory and other approvals in such jurisdictions. The Enterprise Assets include all intellectual property currently used, or contemplated to be used, in connection with the properties owned by CEOC, CERP and CGPH and their respective affiliates, including any and all intellectual property related to the Total Rewards® program. See “Formation of Caesars Enterprise Services, LLC” in Note 1, “Organization and Basis of Presentation and Consolidation.”
Pursuant to the Omnibus Agreement (as defined below), we have access to Caesars Entertainment’s leading brand portfolio and management expertise and expect to benefit from its corporate scale, which we anticipate will provide a competitive advantage in the operation of our properties. We also benefit from management agreements that we entered into with management company subsidiaries of Caesars Entertainment which were subsequently assigned to CES. Caesars Entertainment is the world’s most diversified casino-entertainment provider and the most geographically diverse U.S. casino entertainment company.
On January 15, 2015 CEOC and certain of CEOC’s wholly owned subsidiaries, in accordance with the Third Amended and Restated Restructuring Support and Forbearance Agreement (the "RSA"), dated as of January 14, 2015, among Caesars Entertainment, CEOC and holders of claims in respect of CEOC’s first lien notes, filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”). The Bankruptcy Petitions occurred three days after certain holders of CEOC’s second lien notes filed an involuntary Chapter 11 petition against CEOC in the United States Bankruptcy Court for the District of Delaware. On January 28, 2015, the Delaware Bankruptcy Court ordered that the involuntary petition and related transactions be transferred to the Bankruptcy Court. Effective October 1, 2014, all our properties are managed by CES. Under the terms of the CES joint venture and the related Omnibus Agreement, we believe that CERP will continue to have access to the services historically provided to us by CEOC and its employees, its trademarks and its programs. See Note 15, “Noncontrolling Interests.”

On April 13, 2015, pursuant to the Operating Agreement of the Company, Caesars Entertainment Resort Properties Holdco, LLC, as sole member of the Company (“CERP Holdco”), established a board of managers of the Company (the “Board of Managers”).  The Board of Managers consists of Gary W. Loveman and Eric Hession and is designated and empowered to exercise all decision-making duties and responsibilities of CERP Holdco, including the power and authority to perform such functions as are customarily performed by a board of managers of a Delaware limited liability company.

For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, for a summary of key developments in 2014, see “Summary of 2014 Events” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

The Las Vegas market has steadily improved since the visitation and spend declines in 2008 and 2009. Additionally, recent trends have reflected a growth in customer demand for non-gaming offerings.

We believe that our portfolio of assets is well positioned to capitalize on these trends. For the year ended December 31, 2014, approximately 73% of our revenue was derived from properties located in Las Vegas and approximately 64% of our revenue was generated from non-gaming offerings. These amounts include initial results from The LINQ promenade, which began opening in phases beginning in late 2013, the High Roller observation wheel, which opened at the end of first quarter 2014, and The LINQ Hotel Lease, which began generating lease payments in late 2013.

Our Las Vegas properties are all strategically located in the heart of the Las Vegas market, with three properties (Paris, Flamingo and Harrah’s Las Vegas) located at the center of the Las Vegas Strip near or adjacent to The LINQ promenade. In addition, CEC invested over $200 million in The Cromwell Las Vegas hotel (which we do not own), which opened in May 2014. The Cromwell Las Vegas hotel has 188 luxury hotel rooms and a 65,000 square foot nightclub/dayclub located on the roof of the property. We expect our nearby Las Vegas Strip properties will benefit from the investments in, and the visitation to, these new developments. Further, all of our Las Vegas properties benefit from their prime location in the attractive Las Vegas market and from their close proximity to other casino properties owned by CEC, with which they share certain services and costs.

We believe Caesars Entertainment's industry-leading customer loyalty program, Total Rewards, assists us in capturing a growing share of our customers' entertainment spending and competing more effectively. Total Rewards is structured in tiers, providing customers an incentive to consolidate their entertainment spending at participating casinos. Caesars Entertainment uses the Total Rewards system to market promotions and to generate customer play across its network of properties, including our properties.
Total Rewards has over 45 million members as of December 31, 2014. Members earn Reward Credits at all of Caesars Entertainment's casino entertainment facilities located in the United States and Canada, including our casino entertainment facilities, for on-property entertainment expenses, including gaming, hotel, dining, and retail shopping. Total Rewards members can redeem Reward Credits for on-property amenities or other off-property items such as merchandise, gift cards, and travel. Members earn status within the Total Rewards program based on their level of engagement with Caesars Entertainment in a calendar year.
Separately, members are provided promotional offers and rewards based on their engagement with Caesars Entertainment, aspects of their casino gaming play, and their preferred spending choices outside of gaming. Caesars Entertainment uses this information for marketing promotions, including direct mail campaigns, the use of electronic mail, its website, mobile devices, social media, and interactive slot machines. These benefits and communications encourage new customers to join Total Rewards and provide existing customers with incentives to consolidate their entertainment spend at Caesars Entertainment's casinos, including our casinos.  Additionally, members can earn Reward Credits through the Total Rewards Visa credit card and can redeem Reward Credits with Caesars Entertainment's many partners, including Starwood Hotels and Resorts and Norwegian Cruise Line.

Competition

The casino entertainment business is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies, and financial condition. In most markets, including the Las Vegas Strip and Atlantic City, we compete directly with other casino facilities operating in the immediate and surrounding market areas. Our Las Vegas Strip hotels and casinos also compete, in part, with each other.

We also compete with other non-gaming resorts and vacation areas, various other entertainment businesses, and other forms of gaming, such as state lotteries, on-and off-track wagering, and card parlors. Our non-gaming offerings also compete with other retail facilities, amusement attractions, and food and beverage offerings.

In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share. In addition, there has been a concerted effort to expand existing facilities, develop new facilities, and acquire established facilities in existing markets. These reinvestment and expansion efforts combined with aggressive marketing strategies by us and many of our competitors have resulted in increased competition in many markets in which we compete.

The expansion of casino entertainment into new markets also presents competitive issues for us that have had a negative impact on our financial results. The Atlantic City gaming market in particular has seen a decline in gaming revenues of nearly 50% compared with 2006 levels, primarily due to the addition of gaming and room capacity in Maryland, New York and Pennsylvania. To counter this, Caesars Entertainment has reinvested in Atlantic City through aggressive marketing strategies and through the construction of the Atlantic City Conference Center to attract group visitation.

Seasonality

We believe that our business in Atlantic City is subject to seasonality based on the weather, with higher business volumes during the summer months and lower business volumes during the first and fourth calendar quarters, which are adversely impacted by inclement weather. Business in our Nevada properties can fluctuate from time to time due to specific events such as Chinese New Year, the World Series of Poker tournament, city-wide conventions, sporting events or concerts, or visits by our premium players.

Governmental Regulation
The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules, and regulations of the jurisdiction in which it is located. These laws, rules, and regulations generally concern the responsibility, financial stability, and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

Our businesses are subject to various federal, state, and local laws and regulations, in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, environmental matters, employees, currency transactions, taxation, zoning and building codes, construction, land use, and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results. See "Item 1A - Risk Factors" for additional discussion.

Employee Relations

As of December 31, 2014, we had an aggregate of approximately 18,000 employees located in Nevada and New Jersey. We believe that there is a clear relationship between employee engagement and customer service and that the more engaged our employees are, the more our guests benefit from memorable experiences. Engaging employees is therefore a backbone and a driver of our success. We engage our employees in many ways, including fostering open and constructive dialogue, investing in policies and programs that make us a great, diverse and inclusive place to work, caring for our employees’ safety, health and wellness, and providing opportunities for personal growth and development.

Over 5,000 of our employees in Las Vegas are represented by the Culinary Union Local 226. Our collective bargaining agreements covering most of our unionized work force in Atlantic City expire in 2015. We reached new collective bargaining agreements covering most of our Las Vegas employees in January 2014. In February 2014, we reached agreement with Transport Workers Union Local 721, the union which represents employees at Paris Las Vegas and Harrah's Las Vegas, which expires in five years. From time to time, we are involved in ordinary course negotiations with the unions that represent our employees.

Item 1A.	Risk Factors

Risks Related to Our Indebtedness

Our substantial indebtedness, and the substantial indebtedness guaranteed by Caesars Entertainment and CEOC and their respective subsidiaries, could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

We and Caesars Entertainment and its other subsidiaries are highly leveraged businesses. As of December 31, 2014, we had $4,832 million face value of outstanding indebtedness including capital lease indebtedness. Cash paid for interest for the year ended December 31, 2014 was $378 million. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows.

As of December 31, 2014, our estimated interest payments for the years ended December 31, 2015 through 2019 are $394 million, $394 million, $406 million, $415 million, and $405 million, respectively, and our estimated interest payments thereafter are $539 million.

Our substantial indebtedness, and indebtedness of, or guaranteed by, Caesars Entertainment and CEOC and their respective affiliates, could:

•	limit our ability to borrow money for our working capital, capital expenditures, development projects, debt service requirements, strategic initiatives or other purposes;

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

•
require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and the repayment of our indebtedness thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business or the economy;

•	restrict us from making strategic acquisitions, developing new gaming facilities, introducing new technologies or exploiting business opportunities;

•	affect our ability to renew gaming and other licenses;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets; and

•	expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest.

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the CERP Notes and the Senior Secured Credit Facilities (each as defined in Note 7, "Debt").

Our ability to satisfy our debt obligations will depend upon, among other things:

•
our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•	our future ability to borrow under the Senior Secured Credit Facilities, the availability of which depends on, among other things, our complying with the covenants thereunder.

We may be unable to generate sufficient cash flow from operations, or unable to draw under our Senior Secured Credit Facilities or otherwise, in an amount sufficient to fund our liquidity needs. If we are unable to service our debt obligations, we cannot assure that our business will continue in its current state and our creditors' interests may be adversely affected.

We may incur significantly more debt in the future, which could adversely affect our ability to pursue certain opportunities.

We and our subsidiaries may be able to incur substantial indebtedness at any time, and from time to time, including in the near future. Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.

For example, as of December 31, 2014, we had $90 million of additional borrowing capacity available under our revolving credit facility.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Senior Secured Credit Facilities and the indentures governing the CERP Notes contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries’ ability to, among other things:

•incur additional debt or issue certain preferred shares;

•	pay dividends on or make distributions in respect of our capital stock or make other restricted payments;

•make certain investments;

•sell certain assets;

•create liens on certain assets;

•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•enter into certain transactions with our affiliates; and

•designate our subsidiaries as unrestricted subsidiaries.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

We have pledged a significant portion of our assets as collateral under the Senior Secured Credit Facilities and the CERP Notes. If any of our lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Under the Senior Secured Credit Facilities, except during a covenant suspension period as defined under the Senior Secured Credit Facility, we are required to comply on a quarterly basis with a maximum first priority net senior secured leverage ratio of no more than 8.00 to 1.00. This ratio is calculated based on the aggregate principal amount of certain senior first priority secured debt net of the amount of unrestricted cash on hand. In addition, for purposes of determining compliance with such financial maintenance covenant for any fiscal quarter, we may exercise an equity cure by issuing certain permitted securities for cash or otherwise receiving cash contributions to the capital of the Company or any of its direct or indirect parent that will, upon the receipt by the Company of such cash, be included in the calculation of the last twelve month CERP Adjusted EBITDA (as defined below). The equity cure right may not be exercised in more than three fiscal quarters during any period of four consecutive fiscal quarters. Under the Senior Secured Credit Facilities, we may also be required to meet specified leverage ratios in order to take certain actions, such as incurring certain debt or making certain acquisitions and asset sales. Many factors affect our continuing ability to comply with these covenants, including (a) changes in gaming trips, spend per trip and hotel metrics, which are correlated to a consumer recovery, (b) increases in cost-savings actions, (c) asset sales, (d) additional debt financings, (e) equity financings, (f) delays in investments in new developments, or (g) a combination thereof. Our ability to meet these ratios can be affected by events beyond our control, and there can be no assurance that we will meet these ratios.

A failure to comply with the covenants contained in the Senior Secured Credit Facilities or our other indebtedness could result in an event of default thereunder, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under the Senior Secured Credit Facilities or our other indebtedness, the lenders thereunder:

•	will not be required to lend any additional amounts to us, including under the senior secured revolving credit facility;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; or

•	require us to apply all of our available cash to repay these borrowings.

Such actions by the lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facilities and our other indebtedness could proceed against the collateral granted to them to secure that indebtedness.

If the indebtedness under the CERP Notes, the Senior Secured Credit Facilities or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Repayment of our debt, including required principal and interest payments, is dependent on cash flow generated by our subsidiaries.

Our properties currently own a portion of our assets and conduct a portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our properties do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our properties may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each property is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our properties. While the indentures governing the CERP Notes limit the ability of our properties to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our properties, we may be unable to make required principal and interest payments on our indebtedness.

Risks Related to Our Dependence on CES and Caesars Entertainment

We are dependent on CES to provide a range of services to our properties through the Omnibus Agreement. We cannot operate without the services provided by CES and will be adversely affected if the Omnibus Agreement is terminated.

Pursuant to the Omnibus Agreement, CES provides our properties with certain corporate management and administrative operations and costs are allocated among the members of CES for providing such services. These operations include, but are not limited to, information technology services; website management services; operations and production services; vendor relationship management services; strategic sourcing services; real estate services; development services; construction services; finance and accounting services; procurement services; treasury and trust services; human resources services; marketing and public relations services; legal services; insurance services; corporate/executive services; payroll services; security and surveillance services; government relation services; communication services; consulting services; and data access services. See Note 15, “Noncontrolling Interests.” If the quality of the services provided by CES, or the terms under which CES provides services, change in a manner that is adverse to our properties, it could have a material adverse effect on our business, financial condition and operating results. In addition, key members of management for our properties are employed by CES. For example, the management team of Paris Las Vegas is employed by CES and also has responsibility for Planet Hollywood Resort and Casino and Bally’s Las Vegas, which are not our properties.

If the Omnibus Agreement were to be terminated and not replaced, or if CES or its subsidiaries were to suffer significant liquidity or operational difficulties, becoming incapable of providing support and management services (or unable to provide such services at agreed upon levels) to our properties or cease operations altogether, we would no longer have access to the operational support and management expertise provided by CES, which could have a material adverse effect on our business, financial condition and operating results. In addition, if CES were to become a debtor in a bankruptcy case, it may seek bankruptcy court approval to assume the Omnibus Agreement or the management agreements under the Bankruptcy Code, to assign such agreements to a third party or to reject such agreements. See “Our operations depend on material contracts with third parties, including CEOC, the continued enforcement of which may be adversely impacted by a bankruptcy of such third parties.” Any failure by our properties to obtain the operational and management support of CES, and particularly any failure by our properties to obtain CES’s expertise in operating casinos or maintain access to the Total Rewards loyalty program, would adversely affect our business, financial condition and operating results.
Due to the participation of CEOC and CGPH in CES, we may not control CES, and our interests may not align with the interests of the other members of CES.
CEOC, CGPH, and CERP are members of CES, and each relies on CES to provide it and its subsidiaries with intellectual property licenses and property management services, among other services. CEOC, CGPH and CERP are each required to contribute as necessary to fund CES’s operating costs and capital requirements in proportion to their respective ownership interest in CES. The members of CES are required to fund its capital expenditures in agreed portions on an annual basis. The amount each member will be required to fund in future years will be subject to the review and approval of the CES steering committee. CEOC, CGPH and CERP, together, control CES through the CES steering committee, which is comprised of one representative from each of CEOC, CGPH and CERP. Conflicts of interest may arise between Caesars Entertainments’ subsidiaries. Most decisions by CES require the consent of two of the three steering committee members. In the event that our interests do not align with those of CEOC or CGPH, the interests of CEOC or CGPH may be met before ours. In addition, certain decisions by CES may not be made without unanimous consent of the members, including consent by CGPH and CEOC, which we do not control. These actions include any decision with respect to liquidation or dissolution of CES, merger, consolidation or sale of all or substantially all the assets of CES, usage of CES assets in a manner inconsistent with the purposes of CES, material amendment to CES’s operating agreement, admission of new investors to CES and filing of any bankruptcy or similar action by CES. Thus, CGPH and CEOC may block certain actions by CES that are in our interest.

We are dependent on management agreements with CES to operate our casino properties.

Each of our casino properties is managed by CES which is not an obligor under the CERP Notes or our Senior Secured Credit Facilities. We are dependent upon CES to provide the services necessary to operate our casino properties. Each management agreement terminates on January 31, 2023. See "Management Agreements" in Note 16, "Related Party Transactions." If the management agreements are terminated and not replaced, or if we are unable to renew the management agreements on acceptable terms or at all, then we may be unable to continue to operate our casino properties, which could have a material adverse impact on our business.

The success of our business depends in part on our continued participation in Caesars Entertainment’s
Total Rewards loyalty program.

The success of our business depends in part on our ability to direct targeted marketing efforts to important casino and non-gaming customers. Our ability to undertake those marketing efforts depends to a significant extent on our continued participation in the Total Rewards loyalty program owned by CEOC and its subsidiaries and maintained by CES. In connection with this program, we can develop information which allows us to track casino play and award complimentaries and other promotional opportunities to our customers. Complimentaries and other similar rewards are customarily offered by casino and gaming facilities to their customers and are important incentives to those customers. Participation in the Total Rewards loyalty program is one of our competitive strengths and our business and growth strategy are, in part, based on tracked play and targeted marketing efforts. We rely on tracked play and cross property play to generate revenue at our casino properties. In the past, the removal of the Total Rewards loyalty program from a casino property has resulted in negative impacts on such property’s financial results. Similarly, if we are unable to access the Total Rewards loyalty program database, we expect our annual revenue would decline, which could have a material adverse impact on our business and results of operations.

Use of the “Harrah’s” brand name, or any of our other brands, by entities other than Caesars Entertainment and its subsidiaries could damage the brands and our operations and adversely affect our business and results of operations.
The “Harrah’s” brand remains one of the most recognized casino brands in the world and our operations benefit from the global recognition and reputation generated by our brands. Our business and results of operations may be adversely affected by the management or the enforcement of the “Harrah’s” brand name, or any of our other brands, by third parties outside of our exclusive control. Further, we have the right to use the “Harrah’s” brand name and other global Caesars brand names pursuant to intellectual property licensing agreements with certain of CEOC’s subsidiaries and CES. If we lose the benefit of these intellectual property licensing agreements and the Omnibus Agreement, we will be adversely affected, including as a result of the cost to change the name of the applicable property and by the loss of brand recognition. See Note 15, "Noncontrolling Interests" and "Intellectual Property License Agreements" in Note 16, "Related Party Transactions."

Failure by CEOC to protect the trademarks that we use could have a negative impact on the value of our brand names and adversely affect our business.
The development of intellectual property is part of our overall business strategy, and we regard the intellectual property that we use to be an important element of our success. We and CEOC seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, copyrights, trademarks and trade secret laws. In addition, we seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. Despite these efforts to protect the proprietary rights on which we rely, parties may infringe the trademarks that we use and use information that we regard as proprietary and our rights may be invalidated or unenforceable. Monitoring the unauthorized use of our intellectual property is difficult. Litigation may be necessary to enforce the intellectual property rights on which we rely or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources. We cannot assure you that all of the steps that we or CEOC have taken to protect the trademarks that we use in the United States will be adequate to prevent imitation of such trademarks by others. The unauthorized use or reproduction of the trademarks that we use could diminish the value of our brand and our market acceptance, competitive advantages or goodwill, which could adversely affect our business.

We are dependent on the expertise of Caesars Entertainment’s and CES’s management and employees. Loss of the services of any key personnel from Caesars Entertainment or CES could have a material adverse effect on our business.

The leadership of the members of Caesars Entertainment’s and CES’s management and employees has been a critical element of our success. The advisory and management services provided to our properties depend on the members of Caesars Entertainment’s and CES’s management, who also work with CEOC and CGP LLC. Caesars Entertainment’s and CES’s other executive officers and other members of management have substantial experience and expertise in the casino business. Additionally, we rely on other Caesars Entertainment’s and CES’s employees and teams to operate our business. For example, CES’s marketing team, which works with all of Caesars Entertainment’s properties, has the responsibility for marketing for our properties. The unexpected loss of services of one or more members of Caesars Entertainment’s or

CES’s management and key employees could also adversely affect us. We are not protected by key man insurance or similar life insurance covering members of Caesars Entertainment’s or CES’s management, nor do we have employment agreements with any of Caesars Entertainment’s or CES’s members of management or any other employees.

The interests of Caesars Entertainment’s or CES’s management and the managers of our properties who also work with CEOC or CGP LLC may not be directly aligned with ours.

Key managers of our properties work with CEOC, CGP LLC or other subsidiaries of Caesars Entertainment as well as us and therefore their interests may not be directly aligned with ours. Additionally, managing CEOC’s and CGP LLC’s business separately from our business requires a significant amount of resources and devotion of management’s and our property managers’ time. The additional demands associated with providing services to CEOC, CGP LLC or other subsidiaries of Caesars Entertainment may impact regular operations of our business by diverting the attention of some of our management team and our property managers away from revenue producing activities and operating our properties, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. Additionally, Caesars Entertainment, CES and their management have limited experience running an amusement ride like the High Roller observation wheel or shopping mall retail space similar to The LINQ promenade. The LINQ promenade and the High Roller observation wheel requires additional time and resources from Caesars Entertainment’s and CES’s management and they may not be able to divert such time and resources or may be unsuccessful in managing this new endeavor. The individuals who manage our casino properties are compensated based on the performance of the Caesars properties in the city in which they operate, not on the performance of our properties alone, and some of our key managers also manage other Caesars properties. For example, the management team of Paris Las Vegas also has responsibility for Planet Hollywood Resort and Casino and Bally’s Las Vegas, which are not our properties. As a result, the interests of our property managers may not be directly aligned with ours. Any of these effects could harm our business, financial condition and results of operations.

CEOC and a substantial majority of its wholly owned subsidiaries, which does not include CERP, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, and are subject to the risks and uncertainties associated with bankruptcy proceedings.

As a result of CEOC's highly leveraged capital structure and the general decline in its gaming results since 2007, on January 15, 2015, CEOC and certain of its U.S. subsidiaries, which does not include CERP (collectively, the “CEOC Debtors”), voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”). The Bankruptcy Petitions occurred three days after certain holders of CEOC's second lien notes filed an involuntary Chapter 11 petition against CEOC in the United States Bankruptcy Court for the District of Delaware. On January 28, 2015, the Delaware Bankruptcy Court ordered that the involuntary petition and related transactions be transferred to the Bankruptcy Court. The Chapter 11 proceedings are being jointly administered under the caption In re Caesars Entertainment Operating Company, Inc., et al., Case No. 15-01145.

Caesars Entertainment is subject to a number of risks and uncertainties associated with the Chapter 11 proceedings, which may lead to potential adverse effects on its liquidity, results of operations or business prospects. We cannot assure you of the outcome of the Chapter 11 proceedings. Risks associated with the Chapter 11 proceedings include the following:

•the ability of the CEOC Debtors to continue as a going concern;

•the ability of the CEOC Debtors to obtain bankruptcy court approval with respect to motions in the Chapter 11 proceedings and the outcomes of bankruptcy court rulings of the proceedings in general;

•risks associated with involuntary bankruptcy proceedings filed in the United States Bankruptcy Court for the District of Delaware and now pending in the Bankruptcy Court;

•the ability of the CEOC Debtors to comply with and to operate under the cash collateral order and any cash management orders entered by the Bankruptcy Court from time to time;

•the length of time the CEOC Debtors will operate under the Chapter 11 proceedings and their ability to successfully emerge, including with respect to obtaining any necessary regulatory approvals;

•the ability of the CEOC Debtors to negotiate, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

•the likelihood of Caesars Entertainment losing control over the operation of the CEOC Debtors as a result of the restructuring process;

•risks associated with third party motions, proceedings and litigation in the Chapter 11 proceedings, which may interfere with the CEOC Debtors' plan of restructuring;

•the ability of the CEOC Debtors to maintain sufficient liquidity throughout the Chapter 11 proceedings;

•increased costs related to the bankruptcy filing and other litigation;
•if the Bankruptcy Court approves the CEOC Debtors’ plan of restructuring, in connection with the CEOC Debtors’ emergence from Chapter 11, Caesars Entertainment will be required to (i) contribute over $400 million to pay a forbearance fee, for general corporate purposes and to fund sources and uses and (ii) purchase up to approximately $1.0 billion of new equity in the restructured CEOC Debtors;
•if the Bankruptcy Court approves the CEOC Debtors’ plan of restructuring, Caesars Entertainment will be required to guarantee the lease payments owed by the restructured operating company to the restructured property companies and, if the restructured operating company is unable to or does not pay amounts due under the leases, Caesars Entertainment will be obligated to pay the full amount;

•Caesars Entertainment’s ability to manage contracts that are critical to its operation, and to obtain and maintain appropriate credit and other terms with customers, suppliers and service providers;

•Caesars Entertainment’s ability to attract, retain and motivate key employees;

•Caesars Entertainment’s ability to fund and execute its business plan;

•whether Caesars Entertainment’s non-Debtor subsidiaries continue to operate their business in the normal course;

•the disposition or resolution of all pre-petition claims against Caesars Entertainment and the CEOC Debtors; and

•Caesars Entertainment’s ability to maintain existing customers and vendor relationships and expand sales to new customers.

Although Caesars Entertainment does not guarantee the Notes, any negative impact of the Chapter 11 proceedings on Caesars Entertainment could potentially hinder our operations, as we are dependent on Caesars Entertainment and CES for many of our operations, including the management of our properties. See “Risks Related to Our Dependence on CES and Caesars Entertainment,” Note 15, "Noncontrolling Interests" and Note 16, "Related Party Transactions.”

The Chapter 11 proceedings may disrupt our business and may materially and adversely affect our operations.

We and Caesars Entertainment have attempted to minimize the adverse effect of the CEOC Debtors’ Chapter 11 proceedings on our relationships with our employees, suppliers, customers and other parties. Nonetheless, our relationships with our customers, suppliers and employees may be adversely impacted by negative publicity or otherwise and our operations could be materially and adversely affected. In addition, the Chapter 11 proceedings could negatively affect our ability to attract new employees and retain existing high performing employees or executives, which could materially and adversely affect our operations.

Our operations depend on material contracts with third parties, including CEOC, the continued enforcement of which may be adversely impacted by a bankruptcy of such third parties.

The CEOC Debtors may, and other third parties with whom we have entered into material contracts that become debtors operating under the protection of the Bankruptcy Code could, exercise certain rights that would adversely affect our contractual rights and obligations. Additionally, as a result of CEOC's Chapter 11 proceedings, our ability to participate in the Caesars Entertainment system may be materially and adversely affected. The Bankruptcy Code invalidates clauses that permit the termination of contracts automatically upon the filing by or against one of the parties of a bankruptcy petition or which are conditioned on a party’s insolvency. Moreover, in this circumstance, we would ordinarily be required to continue performing our obligations under such agreement. Legal proceedings to obtain relief from the automatic stay and to enforce rights to payments or terminate agreements can be time consuming and uncertain as to outcome.

Under the Bankruptcy Code, a debtor may decide whether to assume or reject an executory contract. Bankruptcy court approval of assumption of a contract would permit the debtor to continue operating under the assumed contract subject to certain conditions the debtor would need to satisfy. As a general matter, a bankruptcy court approves a debtor’s assumption of a contract if the assumption appears to be in the best interest of the debtor’s estate, the debtor is able to perform and it is a good business decision to assume the contract. Subject to bankruptcy court approval and satisfaction of the “business judgment” rule, a debtor in chapter 11 may reject an executory contract, and rejection of an executory contract in a chapter 7 case may occur automatically by operation of law. If a debtor rejects an executory contract, the non-debtor party to the contract generally has an unsecured claim against the debtor’s bankruptcy estate for breach of contract damages arising from the rejection. A bankruptcy court may order the debtor to determine within a specific period of time whether to assume or reject an executory contract.

Federal and state statutes allow courts, under specific circumstances, to void certain transactions and could require us to return the Octavius Tower and The LINQ assets or their value to CEOC and its subsidiaries.
As CEOC has become a debtor in a case under the Bankruptcy Code, creditors of CEOC and its subsidiaries may sue us under federal or state fraudulent transfer law and a court may void the Octavius/Linq Transfer (as defined below). A court might do so if it found that when the Octavius/Linq Transfer occurred, CEOC or its subsidiaries received less than reasonably equivalent value or fair consideration and either:
•was insolvent or rendered insolvent by reason of such incurrence; or

•was left with inadequate capital to conduct its business; or

•believed or reasonably should have believed that it would incur debts beyond its ability to pay.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, CEOC or one of its subsidiaries would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets; or

•
if the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.
The court might also void the Octavius/Linq Transfer, without regard to the above factors, if the court found that CEOC or its subsidiaries made the transfer with actual intent to hinder, delay or defraud its creditors.

A court could find that CEOC or its subsidiaries did not receive reasonably equivalent value or fair consideration in the Octavius/Linq Transfer if CEOC or its subsidiaries did not substantially benefit directly or indirectly from the transfer. If a court were to void the Octavius/Linq Transfer, we may have to return the assets or their value to CEOC and such assets, including the Octavius Tower and The LINQ promenade, would no longer constitute part of the collateral securing the CERP Notes. In addition, the court might direct us to repay any amounts that we received on account of the Octavius/Linq Transfer.

As part of the CERP Financing (as defined in Note 7, "Debt"), Octavius/Linq Holding Co., LLC, which is an indirect subsidiary of CEOC that is not subject to restrictions imposed by covenants governing CEOC’s debt facilities, transferred Octavius/ Linq Intermediate Holding, LLC to Caesars Entertainment, which then contributed Octavius/Linq Intermediate Holding, LLC to Rio Properties, LLC (the “Octavius/Linq Transfer”). The CERP Financing provided direct and indirect value and benefits to CEOC and its subsidiaries, including the transfer to CEOC of $69.5 million in aggregate principal amount (approximately $52.9 million aggregate market value at the time of transfer) of one or more series of outstanding notes of CEOC (and that was retired by CEOC), $80.7 million in cash and the repayment of $450.0 million in debt associated with these assets. In addition, by facilitating the refinancing of the CMBS Financing (as defined in Note 7, "Debt"), the CERP Financing (a) preserves for CEOC and its subsidiaries the substantial payments made under our shared services arrangements; and (b) allows the Casino Resort Properties to continue in the Caesars Entertainment corporate family, which has significant value to CEOC and its owned properties, given, among other things, the prominent positions of the Casino Resort Properties on the Las Vegas Strip, the integrated operations of our casinos and the Casino Resort Properties’ participation in the Total Rewards program.

As part of CEOC's Chapter 11 proceedings, CEOC could attempt to transfer licensed trademarks and copyrighted materials licensed to us to a purchaser and/or seek to reject any related license agreement.

We rely on trademark license agreements with CEOC and its subsidiaries and CES in order to use Caesars Entertainment’s brand names, such as “Harrah’s,” pursuant to the Omnibus Agreement and other intellectual property license agreements. See Note 15, "Noncontrolling Interests" and "Intellectual Property License Agreements" in Note 16, "Related Party Transactions." These brand names have global recognition and attract customers to our properties. We would be adversely affected if the trademark license agreements were terminated.

As CEOC has become a debtor in a case under the Bankruptcy Code, it (or a bankruptcy trustee if one is appointed) may seek to sell its trademarks and copyright assets in a bankruptcy case, free and clear of all interests of third parties such as ours, pursuant to the Bankruptcy Code. The Bankruptcy Code gives a licensee of intellectual property, such as the copyrighted materials (but not licensed trademarks), the ability to retain its rights under such license notwithstanding the bankrupt debtor’s rejection of such license. Though we are unaware of any case holding that a licensor of intellectual property can sell the underlying intellectual property free and clear of a licensee’s rights under the Bankruptcy Code, one case held that a sale of real property was free and clear of a lessee’s similar right under section 365(h) of the Bankruptcy Code to elect to retain its rights under such lease for the balance of the term of such lease and any renewal period. We believe that the precedential effect of this case is unclear for several technical reasons. In any case, the lenders under the Senior Secured Credit Facilities and the holders of the CERP Notes would have the right to seek adequate protection under the Bankruptcy Code due to their lien on the proceeds derived from the rights CEOC licensed to us. However, there can be no assurance that CEOC (or a bankruptcy trustee if one is appointed) would not attempt to sell the licensed trademarks and copyrighted materials licensed to us in this manner or that a court would not agree with the case described above, which may adversely affect the realization of proceeds generated by the intellectual property assets. Such a course of action could cause actual results to differ materially and adversely from our projections and have a material, adverse effect on our business, financial condition, results of operations and prospects.

Bankruptcy of our lessees or their parents could result in an automatic stay and adversely affect our business.

Our business could be impaired by the commencement of a bankruptcy case by or against our lessees or a parent entity if the related Lessee were substantively combined and consolidated with such parent entity. Our business relies on income from certain leases, including an expected $50 million of annual rental income from the Octavius Tower lease and The LINQ Hotel Lease. Under the Bankruptcy Code, the filing of a petition in bankruptcy by or on behalf of a debtor results in an automatic stay against, among other things, the commencement or continuation of any action or proceeding on account of defaults under leases and executory contracts, including for past due rent, accelerated rent, damages or for any other relief with respect to a default under such lease or executory contract that occurred prior to the filing of such debtor’s bankruptcy petition.

In addition, the Bankruptcy Code generally provides that a trustee or debtor in possession may, with respect to an unexpired lease of non-residential real property, before the earlier of (i) 120 days after the filing of a bankruptcy case or (ii) the entry of an order confirming a plan, subject to approval of the court, (a) assume the lease and retain it or assign it to a third party or (b) reject the lease. If the trustee or debtor-in-possession fails to assume or reject the lease within the time specified in the preceding sentence, subject to any extensions by the bankruptcy court, the lease will be deemed rejected and the property will be surrendered to the lessor. The bankruptcy court may for cause shown extend the 120-day period up to 90 days for a total of 210 days. If the lease is assumed, the trustee in bankruptcy on behalf of the lessee, or the lessee as debtor in possession, or the assignee, if applicable, must cure any defaults under the lease, compensate the lessor for its losses and provide the lessor with “adequate assurance” of future performance. However, these remedies may, in fact, be insufficient and the lessor may be forced to continue under the lease with a lessee that is a poor credit risk or an unfamiliar tenant if the lease were assigned. If the lease is rejected, the rejection generally constitutes a breach of the unexpired lease immediately before the date of filing the petition. As a consequence, a lessor under a lease generally would have only an unsecured claim against the debtor for damages resulting from the breach, which could adversely affect the security for the related mortgage loan. In addition, pursuant to the Bankruptcy Code, a lessor’s damages for lease rejection in respect of future rent installments are limited to (a) the rent reserved by the lease, without acceleration, for the greater of one year or 15 percent, not to exceed three years, of the remaining term of the lease following the earlier of the date of the bankruptcy petition and the date on which the lessor regained possession of the property, plus (b) any unpaid rent due under such lease, without acceleration, on the earlier of such dates.

Lease payments could be considered preferential payments in a bankruptcy of our lessees.
In a bankruptcy or similar proceeding, action may be taken seeking the recovery as a preferential transfer of any payments made by the debtor in the 90-day period prior to the bankruptcy filing. Payments made in such 90- day period may be protected from recovery as preferences if, among other available defenses, they are payments in the ordinary course of business and made on debts incurred in the ordinary course of business. Whether any particular payment would be protected depends upon the facts specific to each particular transaction and payment.

Risks Related to Our Business

If we are unable to effectively compete against our competitors, our profits will decline.

The gaming industry is highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing, and growth strategies, financial strength and capabilities, level of amenities, management talent, and geographic diversity. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. Our competitors in each market in which we participate may have substantially greater financial, marketing, or other resources than we do, and there can be no assurance that they will not, in the future, engage in aggressive pricing action to compete with us. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we cannot assure you that we will be able to continue to do so or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations, and cash flow.

In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, our largest market, and competition has increased significantly. For example, CityCenter, a large development of resorts and residences, opened in December 2009, SLS Las Vegas opened in August 2014, and the Genting Group has announced plans to develop a casino called Resorts World Las Vegas, which is expected to open in 2017. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including, upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM has announced plans for The Park, which includes a new retail and dining development on the land between New York-New York and Monte Carlo, a renovation of the Strip-front facades of both resorts and a new 20,000 seat indoor arena for sporting events and concerts operated by AEG. Construction of The Park and the arena is expected to be completed in 2016. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers, including observation wheels and a roller coaster, however, there are no details as to when or if these projects will be completed. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many US gaming markets, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance in certain markets, including Atlantic City.

In particular, our business may be adversely impacted by the additional gaming and room capacity in Nevada. In addition, our operations located in New Jersey may be adversely impacted by the expansion of gaming in Maryland, New York and Pennsylvania, and our operations located in Nevada may be adversely impacted by the expansion of gaming in California.

Theoretical win rates for our casino operations depend on a variety of factors, some of which are beyond our control.

The gaming industry is characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of game, on average, will win or lose in the long run. In addition to the element of chance, theoretical win rates are also affected by the spread of table limits and factors that are beyond our control, such as a player’s skill and experience and behavior, the mix of games played, the financial resources of players, the volume of bets placed and the amount of time players spend gambling. As a result of the variability in these factors, the actual win rates at the casino may differ from theoretical win rates and could result in the winnings of our gaming customers exceeding those anticipated. The variability of these factors, alone or in combination, have the potential to negatively impact our actual win rates, which may adversely affect our business, financial condition, results of operations and cash flows.

We face the risk of fraud and cheating.

Our gaming customers may attempt or commit fraud or cheat in order to increase winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Failure to discover such acts or schemes in a timely manner could result in losses in our gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and cash flows.

Reduction in discretionary consumer spending resulting from a downturn in the national economy, the volatility and disruption of the capital and credit markets, adverse changes in the global economy and other factors could negatively impact our financial performance and our ability to access financing.

Changes in discretionary consumer spending or consumer preferences are driven by factors beyond our control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; the recent increase in payroll taxes; increases in gaming taxes or fees; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. Our business is particularly susceptible to any such changes because our casino properties offer a highly discretionary set of entertainment and leisure activities and amenities. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline if discretionary consumer spending declines, including during economic downturns, during which consumers generally earn less disposable income. As an example, the economic downturn that began in 2008 and resulting adverse conditions in the local, regional, national and global markets negatively affected our business and results of operations and may continue to negatively affect our operations in the future. In addition, the Atlantic City gaming market in particular has seen a nearly 50% decline in gaming revenues. According to the UNLV Center for Gaming Research, reported gaming revenues for Atlantic City properties have declined from $5.2 billion in 2006 to $2.7 billion in 2014. During periods of economic contraction, our revenues may decrease while most of our costs remain fixed and some costs even increase, resulting in decreased earnings. While economic conditions have improved, our revenues may continue to decrease. For example, while the gaming industry has partially recovered from 2006, there are no assurances that the gaming industry will continue to grow in future economic downturns. Any decrease in the gaming industry could adversely affect consumer spending and adversely affect our operations.

Additionally, key determinants of our revenues and operating performance include hotel average daily rate ("ADR"), number of gaming trips and average spend per trip by our customers. Given that 2007 was the peak year for our financial performance and the gaming industry in the United States in general, we may not attain those financial levels in the near term, or at all. If we fail to increase ADR or any other similar metric in the near term, our revenues may not increase and, as a result, we may not be able to pay down our existing debt, fund our operations, fund planned capital expenditures or achieve expected growth rates, all of which could have a material adverse effect on our business, financial condition, results of operations and cash flow. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending and adversely affect our operations.

Growth in consumer demand for non-gaming offerings could negatively impact our gaming revenue.

Although recent trends have indicated a growing shift in customer demand for non-gaming offerings over gambling when visiting Las Vegas, there are no assurances that this trend will continue and that demand for non-gaming offerings will not increase. According to Las Vegas Convention and Visitors Authority, 41% of Las Vegas visitors in 2013 indicated that their primary reason to visit was for vacation or pleasure as opposed to solely for gambling as the main attraction, up from 39% of visitors in 2008 but down from 51% of visitors in 2010. To the extent the demand for non-gaming offerings replaces demand for gambling, our gaming revenues will decrease, which could have an adverse impact on our business and results of operations.

Complexities associated with operating the High Roller observation wheel and The LINQ promenade could impact our results as we have not operated projects similar to the High Roller observation wheel or The LINQ promenade.

Our historical operations have focused on gaming and we have not operated an amusement ride or managed retail space similar to a shopping mall prior to the opening of the High Roller observation wheel and The LINQ promenade. Furthermore, management has limited experience in operating or managing similar rides or ventures. Our lack of experience in operating rides such as the High Roller observation wheel or managing retail space organized like The LINQ promenade may lead to operational inefficiencies, higher than expected costs and/or lower than expected revenues. Any of these outcomes would have an adverse effect on our results of operations, and there can be no assurances that operating or managing the High Roller observation wheel or The LINQ promenade will be profitable.

There is a risk of accidents occurring at the High Roller observation wheel, which may reduce attendance and negatively impact our revenues.

The safety of our guests and employees is a top priority for us. Rides such as the High Roller observation wheel involve inherent risks, and an accident or a serious injury at the High Roller observation wheel may result in negative publicity, reduced attendance and decreased revenues, as well as potential litigation. In addition, accidents or injuries at attractions operated by our competitors could influence the general attitudes of patrons and adversely affect attendance at the High Roller observation wheel and The LINQ promenade in general.

The LINQ promenade is dependent on tenants for its success and may not be able to lease, renew leases and relet space at The LINQ.

The LINQ’s success is largely dependent on the success of its tenants and their ability to increase traffic to the High Roller observation wheel. We are relying on The LINQ promenade to increase the traffic to our adjacent and closely located properties. If we are unable to lease additional space which is currently uncommitted or if some or all of the tenants are unsuccessful or unable to gain popularity, our business and results of operations could be adversely affected.

When leases for retail space at The LINQ promenade expire, the premises may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the original lease terms. The terms of future leases will also be influenced by the success of The LINQ promenade as a whole. To the extent that our leasing plans are not achieved or the leases are not as profitable as expected, our cash generated from The LINQ promenade and results of operations could be adversely affected.

We face potential adverse effects from tenant bankruptcies, which could negatively affect future profits.

Bankruptcy filings by tenants located in The LINQ promenade may occur in the course of our operations. We will seek to re-lease vacant spaces resulting from tenant terminations. The bankruptcy of a tenant may make it more difficult to lease the remainder of the affected properties. Future tenant bankruptcies could adversely affect our properties or impact our ability to successfully execute our re-leasing strategy. See “Risk Related to Our Dependence on CES and Caesars Entertainment - Our operations depend on material contracts with third parties, including CEOC, the continued enforcement of which may be adversely impacted by a bankruptcy of such third parties.”

We cannot assure you that we will continue to host the World Series of Poker’s Main Event, which could negatively affect future profits.

We derive a significant amount of revenue from our hosting of and association with the World Series of Poker’s Main Event. Our Rio All-Suites Hotel and Casino also derives substantial increased revenues from hosting the World Series of Poker’s annual poker event for seven weeks each year, which culminates in the World Series of Poker’s Main Event. Our current contract to host the World Series of Poker at the Rio All-Suites Hotel and Casino expires September 1, 2016, unless earlier terminated pursuant to the agreement's terms, and we cannot assure you that we will be able to renew it on acceptable terms or at all. If we cease to host the World Series of Poker’s Main Event, our business and results of operations could be materially adversely affected as a result of a loss of the profits directly attributable to the event, a loss of any profits indirectly attributable to the event as a result of decreased visitation to the Rio All-Suites Hotel and a decline in visitation and revenues due to the termination of our association with the World Series of Poker brand.

We cannot assure you that we will be able to retain our resident performers, including Penn & Teller, and other shows on acceptable terms or at all.

Our properties’ entertainment offerings are only under contract for a limited time. For example, our contracts with Million Dollar Quartet, Donny & Marie, Legends in Concert, Penn & Teller and Chippendales are each set to expire, subject to certain termination and renewal rights, prior to the end of 2017. These and other of our performers draw customers to our properties and are a significant source of our revenue. We cannot assure you that we will be able to retain our resident performers on acceptable terms or at all. Furthermore, our Las Vegas properties are managed by CES, which also manages Caesars Entertainment’s other Las Vegas properties, and our entertainment offerings will be determined by CES and not by

us. If we are unable to retain our resident performers or engage replacement performers of comparable popularity on acceptable terms, we may suffer a decline in visitation and a loss of profits.

The conference center being built adjacent to Harrah’s Atlantic City may not be completed, which could negatively affect future profits.

The Atlantic City conference center is currently expected to open in the third quarter 2015. However, if we do not complete the conference center as expected, Harrah’s Atlantic City will not experience the increase in visitation that is anticipated to result therefrom and we will have no recourse to a third party. Accordingly, there can be no assurance that a conference center will be built adjacent to Harrah’s Atlantic City or that we will experience any increase in revenues or visitation as a result of such a conference center.

We may not realize any or all of our projected cost savings, which would have a negative effect on our results of operations.

As part of our business strategy, we have implemented certain cost-savings programs and are in the process of identifying opportunities to improve profitability by reducing costs. For example, Caesars Entertainment is currently in the process of reviewing its corporate level expenses and has identified cost savings, a portion of which would directly reduce our expenses. Any cost savings that we realize from such efforts may differ materially from our estimates. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenues, or through increases in other expenses. For example, cutting advertising or marketing expenses may have an unintended negative affect on our revenues. Our cost savings plans are subject to numerous risks and uncertainties that may change at any time. We cannot assure you that cost-savings initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all.

We are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact our business, financial condition and results of operations.

We are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions in which we operate have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit the gaming or other licenses of our casino properties, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition and results of operations.

From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact the operations of our casino properties. For example, an Atlantic City law restricts smoking to 25% of the casino floor. The likelihood or outcome of similar legislation in such jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.
The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, including increases in tax rates, which would affect the industry. If adopted, such changes could adversely impact our business, financial condition and results of operations.

We have had past impairments and may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets which could negatively affect our future profits.

We perform our annual impairment assessment of goodwill as of October 1, or more frequently if impairment indicators exist. We determine the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell businesses in our industry.

We will also perform an annual impairment assessment of other non-amortizing intangible assets as of October 1, or more frequently if impairment indicators exist. We determine the estimated fair value of our non-amortizing intangible assets by primarily using the Relief From Royalty Method and Excess Earnings Method under the income approach.

We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. When performing this assessment, we consider current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other economic, legal, and regulatory factors.

We are dependent upon our properties for future cash flows and our continued success depends on our ability to draw customers to our properties. Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business have resulted in impairment charges during the years ended December 31, 2014, 2013 and 2012, and, if one or more of such events occurs in the future, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our combined and consolidated financial statements.

Acts of terrorism, war, natural disasters, severe weather and political, economic and military conditions may impede our ability to operate or harm our financial results.

Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of the customers of our properties in Las Vegas use air travel. As a result of terrorist acts that occurred on September 11, 2001, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to our properties in Las Vegas. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq, Afghanistan and/or Syria or other countries throughout the world will continue to directly or indirectly impact our business and operating results. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. If any such event were to affect our properties, we would likely be adversely impacted.

In addition, natural and man-made disasters such as major fires, floods, hurricanes, earthquakes and oil spills could also adversely impact our business and operating results. Such events could lead to the loss of use of one or more of our properties for an extended period of time and disrupt our ability to attract customers to certain of our gaming facilities. If any such event were to affect our properties, we would likely be adversely impacted. Harrah’s Atlantic City was closed during a busy summer weekend in August 2011 due to Hurricane Irene and was closed for five days in October and November 2012 due to Hurricane Sandy. Our results of operations were significantly impacted by the closure due to Hurricane Sandy.

In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is out of our control. In some cases, however, we may receive no proceeds from insurance, such as our August 2011 closing and October and November 2012 closings in Atlantic City.

Additionally, a natural disaster affecting one or more of our properties may affect the level and cost of insurance coverage we may be able to obtain in the future, which may adversely affect our financial position.

As our operations depend in part on our customers’ ability to travel, severe or inclement weather can also have a negative impact on our results of operations.

Our business is particularly sensitive to energy prices and a rise in energy prices could harm our operating results.

We are a large consumer of electricity and other energy and, therefore, higher energy prices may have an adverse effect on our results of operations. Accordingly, increases in energy costs may have a negative impact on our operating results. Additionally, higher electricity and gasoline prices which affect our customers may result in reduced visitation to our resorts and a reduction in our revenues. We may be indirectly impacted by regulatory requirements aimed at reducing the impacts of climate change directed at up-stream utility providers, as we could experience potentially higher utility, fuel, and transportation costs.

Work stoppages and other labor problems could negatively impact our future profits.

Some of our employees are represented by labor unions. The collective bargaining agreements covering most of our Las Vegas union employees expired on May 31, 2013.  A new five-year agreement was finalized in January 2014, which includes a no strike provision for the term of the contract.  However, the possibility of a work stoppage or disruption is always present in such circumstances. Such labor dispute, if it occurred, could have a material impact on our operations.

Later this year, several collective bargaining agreements covering most of our union employees in Atlantic City will expire. We will begin negotiations for renewal agreements before their expiration and are hopeful that we will be able to reach agreements with the respective unions without any work stoppage. In the event of a strike, it is possible that such actions could have a material impact on our operations. From time to time, we have experienced attempts by labor organizations to organize certain of our non-union employees. These efforts have achieved some success to date. We cannot provide any assurance that we will not experience additional and successful union activity in the future. The impact of this union activity is undetermined and could negatively impact our profits.

Our obligation to fund multi-employer pension plans to which we contribute may have an adverse impact on us.

We contribute to and participate in various multi-employer pension plans for employees represented by certain unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. We do not administer these plans and, generally, are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006, or the PPA, requires under-funded pension plans to improve their funding ratios. Based on the information available to us, some of the multi-employer plans to which we contribute are either "critical" or "endangered" as those terms are defined in the PPA. Specifically, the Pension Plan of the UNITE HERE National Retirement Fund is less than 65% funded. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, due to the withdrawal of all its contributing employers (a mass withdrawal), or in the event of a withdrawal by us, which we consider from time to time, we would be required to make payments to the plan for our proportionate share of the plan's unfunded vested liabilities, that would have a material adverse impact on our consolidated financial condition, results of operations and cash flows.
In January 2015, the Trustees of the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel the CEC controlled group (“CEC Group”) from the plan. NRF claims that CEOC’s bankruptcy presents an “actuarial risk” to the plan purportedly permitting such expulsion. The CEC affiliates that are included in NRF are Caesars Atlantic City, Bally’s Atlantic City, Harrah’s Atlantic City, Harrah’s Philadelphia and the Las Vegas laundry facility. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
The CEC Group disputes NRF’s authority to take such action. Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreement in which the obligation to contribute to NRF exists. CEOC is completely current with respect to pension contributions. The CEC Group is pursuing several litigation strategies to challenge NRF’s action.

We extend credit to a portion of our customers and we may not be able to collect gaming receivables from our credit players.
We conduct our gaming activities on a credit and cash basis at many of our properties. Any such credit we extend is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than customers who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible. While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of the jurisdictions in which we allow play on a credit basis and judgments in such jurisdictions on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.

If we are unable to attract, retain and motivate employees, we may not be able to compete effectively and will not be able to expand our business.
Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people, with the increasingly diverse skills needed to serve clients and expand our business, in many locations around the world. Competition for highly qualified, specialized technical and managerial, and particularly consulting, personnel, is intense. Recruiting, training, retention and benefit costs place significant demands on our resources.

Additionally, our substantial indebtedness and the recent downturn in the gaming, travel and leisure sectors have made recruiting executives to our business more difficult. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us.

We are controlled by the Sponsors, whose interests may not be aligned with ours.

Hamlet Holdings, the members of which are comprised of individuals affiliated with each of CEC's sponsors ("Sponsors"), as of December 31, 2014, controls approximately 61% of Caesars Entertainment’s common stock and controls Caesars Entertainment. As a result, Hamlet Holdings will have the power to control us. Moreover, Hamlet Holdings will have the ability to vote on any transaction that requires the approval of Caesars Entertainment’s board of directors or the stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. As a result, Hamlet Holdings is in a position to exert a significant influence over both us and Caesars Entertainment, and the direction of our and Caesars Entertainment’s business and result of operations.

The interests of Hamlet Holdings and the Sponsors could conflict with or differ from the interests of our security holders. Furthermore, the Sponsors also control Caesars Acquisition Company ("CAC"), which owns properties that compete with ours such as Planet Hollywood Resort and Casino, Bally’s Las Vegas Resort and Casino, The LINQ Hotel & Casino and The Cromwell, and, as a result, potential or perceived conflicts of interest may arise. Additionally, affiliates of the Sponsors are in the business of making or advising on investments in companies they hold, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. One or both of the Sponsors may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

So long as Hamlet Holdings continues to beneficially own a significant amount of the outstanding shares of Caesars Entertainment’s common stock, Hamlet Holdings will continue to be able to strongly influence or effectively control our decisions.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.
During the second half of 2014, CAC, CGP LLC, Caesars Entertainment, CEOC and CERP received letters from unnamed parties who purport to hold debt issued by CEOC objecting to various transactions undertaken by CEOC and its affiliated entities in 2013 and 2014. In addition, CEC and CEOC were served with the Second Lien Lawsuit (as defined below in Item 3. “Legal Proceedings”). See Item 3, “Legal Proceedings.” If a court were to find in favor of the claimants in any of these disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and prospects and on the ability of lenders and noteholders to recover on claims under our indebtedness.

As well, from time to time, we are defendants in various lawsuits or other legal proceedings relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, Indian tribes, and others in the ordinary course of business. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and, in general, legal proceedings can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition, and results of operations.
We have identified material weaknesses in our internal controls that existed at December 31, 2014. If the material weaknesses are not remediated promptly, our ability to both timely and accurately report our financial results could be adversely affected.
As of December 31, 2014, management identified material weaknesses as described in Item 9A, “Controls and Procedures,” within this report. Accordingly, management concluded that our disclosure controls and procedures and internal control over financial reporting are not effective as of December 31, 2014.
The existence of these material weaknesses could have an adverse effect on management’s ability to prevent or detect material errors on a timely basis. If we cannot produce reliable financial reports investors could lose confidence in our reported financial information and we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.
Although we believe we are taking appropriate actions to remediate the material weaknesses we identified to strengthen our internal control over financial reporting, we have taken measures to ensure the accuracy of our financial statements to date and will continue such measures in the future until we have remediated the material weaknesses as described in Item 9A.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms or at all.

We may require additional funds to respond to business challenges, including the need to improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in debt financings to secure additional funds. Any debt financing that we secure in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on satisfactory terms when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, which could have a material adverse effect on our business, financial condition and operating results.

We may be subject to material environmental liability, including as a result of unknown environmental contamination.

The casino properties business is subject to certain federal, state and local environmental laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects, such as emissions to air, discharges to streams and rivers and releases of hazardous substances and pollutants into the environment, as well as handling and disposal from municipal/non-hazardous waste, and which also apply to current and previous owners or operators of real estate generally. Federal examples of these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Certain of these environmental laws may impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused particular contamination or release of hazardous substances. Should unknown contamination be discovered on our property, or should a release of hazardous substances occur on our property, we could be required to investigate and remediate the contamination and could also be held responsible to a governmental entity or third parties for property damage, personal injury or investigation and remediation costs incurred in connection with the contamination or release, which may be substantial. Moreover, such contamination may also impair our ability to use the affected property. Such liability could be joint and several in nature, regardless of fault, and could affect us even if such property is vacated. The potential for substantial costs and an inability to use the property could adversely affect our business.

Our insurance coverage may not be adequate to cover all possible losses we could suffer, and, in the future, our insurance costs may increase significantly or we may be unable to obtain the same level of insurance coverage.

We may suffer damage to our property caused by a casualty loss (such as fire, natural disasters and acts of war or terrorism) that could severely disrupt our business or subject it to claims by third parties who are injured or harmed. Although we maintain insurance (including property, casualty, terrorism and business interruption), it may be inadequate or unavailable to cover all of the risks to which our business and assets may be exposed. In several cases we maintain extremely high deductibles or self-insure against specific losses. Should an uninsured loss (including a loss which is less than our deductible) or loss in excess of insured limits occur, it could have a significant adverse impact on our operations and revenues.

We generally renew our insurance policies on an annual basis. If the cost of coverage becomes too high, we may need to reduce our policy limits or agree to certain exclusions from our coverage in order to reduce the premiums to an acceptable amount. Among other factors, homeland security concerns, other catastrophic events or any change in the current U.S. statutory requirement that insurance carriers offer coverage for certain acts of terrorism could adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits) and additional exclusions from coverage. Among other potential future adverse changes, in the future we may elect to not, or may be unable to, obtain any coverage for losses due to acts of terrorism.

Compromises of our information systems or unauthorized access to confidential information or our customers’ personal information could materially harm our reputation and business.

We collect and store confidential, personal information relating to our customers for various business purposes, including marketing and financial purposes, and credit card information for processing payments. For example, we handle, collect and store personal information in connection with our customers staying at our hotels and enrolling in the Total Rewards program. We may share this personal and confidential information with vendors or other third parties in connection with processing of transactions, operating certain aspects of our business or for marketing purposes. Our collection and use of personal data are governed by state and federal privacy laws and regulations as well as the applicable laws and regulations in other countries in which we operate. Privacy law is an area that changes often and varies significantly by jurisdiction. We may incur significant costs in order to ensure compliance with the various applicable privacy requirements. In addition, privacy laws and regulations may limit our ability to market to our customers.

We assess and monitor the security of collection, storage and transmission of customer information on an ongoing basis. We utilize commercially available software and technologies to monitor, assess and secure our network. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not us. Although we have taken steps designed to safeguard our customers’ confidential personal information, our network and other systems and those of third parties, such as service providers, could be compromised by a third party breach of our system security or that of a third party provider or as a result by purposeful or accidental actions of third parties, our employees or those employees of a third party. Advances in computer and software capabilities and encryption technology, new tools and other developments may increase the risk of such a breach. As a result of any security breach, customer information or other proprietary data may be accessed or transmitted by or to a third party. Despite these measures, there can be no assurance that we are adequately protecting our information.

Any loss, disclosure or misappropriation of, or access to, customers’ or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, damage our reputation and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our financial condition, results of operations and cash flow.

The success of third parties adjacent to our properties is important to our ability to generate revenue and operate our business and any deterioration to their success could materially adversely affect our revenue and result of operations.

In certain cases, we do not own the businesses and amenities adjacent to our properties. However, the adjacent third-party businesses and amenities stimulate additional traffic through our complexes, including the casinos, which are our largest generators of revenue. Any decrease in the popularity of, or the number of customers visiting, these adjacent businesses and amenities may lead to a corresponding decrease in the traffic through our complexes, which would negatively affect our business and operating results. Further, if newly opening properties, such as The Cromwell Las Vegas hotel, are not as popular as expected, we will not realize the increase in traffic through our properties that we expect as a result of their opening, which would negatively affect our business projections.
PRIVATE SECURITIES LITIGATION REFORM ACT
This Form 10-K contains or may contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout this report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
In addition to the risk factors set forth above, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the impact of our substantial indebtedness and the restrictions in our debt agreements;

•
our dependence on CES and its management for services pursuant to the Omnibus Agreement, access to intellectual property rights, the Total Rewards loyalty program, its customer database and other services, rights and information, and our dependence on Caesars Entertainment’s management;

•	our ability to use Caesars Entertainment’s customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same-store or hotel sales;

•	the effects of CEOC’s bankruptcy filing on us and Caesars Entertainment, and the interest of various creditors and other constituents;

•	the impact of a bankruptcy by other third parties that we depend on;

•	the effects of competition, including locations of competitors, growth of online gaming, competition for new licenses and operating and market competition;

•	reductions in consumer discretionary spending due to economic downturns or other factors;

•	continued growth in consumer demand for non-gaming replacing demand for gambling;

•	our ability to renew our agreement to host the World Series of Poker’s Main Event;

•	our ability to retain our resident performers on acceptable terms;

•	uncertainty in the completion of projects neighboring our properties that are expected to be beneficial to our properties;

•	our ability to realize any or all of our projected cost savings;

•
changes in the extensive governmental regulations to which we are subject, and changes in laws, including increased tax rates, smoking bans, gaming regulations or accounting standards, third-party relations and approvals, and decisions, disciplines and fines of courts, regulators and governmental bodies;

•	any impairments to goodwill, indefinite-lived intangible assets, or long-lived assets that we may incur;

•
acts of war or terrorist incidents, severe weather conditions, uprisings or natural disasters, including losses therefrom, including losses in revenues and damage to property, and the impact of severe weather conditions on our ability to attract customers to certain of our facilities, such as the amount of losses and disruption to our business as a result of Hurricane Sandy in late October 2012;

•

•	fluctuations in energy prices;

•	work stoppages and other labor problems;

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans;

•	our ability to recover on credit extended to our customers;

•
the potential difficulties in employee retention and recruitment as a result of our substantial indebtedness, the ongoing downturn in the gaming industry, the restructuring of CEOC or any other factor;

•	differences in our interests and those of our Sponsors;

•	damage caused to our brands due to the unauthorized use of our brand names by third parties;

•	the failure of Caesars Entertainment to protect the trademarks that are licensed to us;

•
litigation outcomes, including, but not limited to, the proceedings described under “Bondholder Disputes” in Item 3, “Legal Proceedings,” and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions, and fines and taxation;

•	our ability to access additional capital on acceptable terms or at all;

•	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

•	our exposure to environmental liability, including as a result of unknown environmental contamination;

•	our ability to recoup costs of capital investments through higher revenues;

•	access to insurance on reasonable terms for our assets;

•	the effects of compromises to our information systems or unauthorized access to confidential information or our customers’ personal information;

•	the effects of deterioration in the success of third parties adjacent to our business; and

•	the other factors set forth under “Risk Factors” above.

You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties

As of December 31, 2014, we owned the following casino properties:

Property	Location	Casino Space– Sq. Ft.	Hotel Rooms & Suites	Slot Machines	Table Games	Meeting Space– Sq. Ft.	Restaurants & Bars
Flamingo Las Vegas	Las Vegas, Nev.	72,300	3,460	1,110	120	80,000	15
Harrah’s Atlantic City	Atlantic City, N.J.	154,800	2,590	2,300	180	22,500	17
Harrah’s Las Vegas	Las Vegas, Nev.	90,600	2,720	1,280	90	24,400	20
Harrah’s Laughlin	Laughlin, Nev.	56,000	1,510	940	40	10,000	10
Paris Las Vegas	Las Vegas, Nev.	95,300	2,920	1,020	100	117,300	15
Rio All-Suites Hotel & Casino	Las Vegas, Nev.	117,300	2,520	1,070	90	160,000	21
Total		586,300	15,720	7,720	620	414,200	98

In addition, we own:

•
The LINQ promenade, which is an open-air dining, entertainment, and retail promenade located on the Las Vegas Strip between The LINQ Hotel and the Flamingo Las Vegas. The LINQ promenade began operations in late 2013 and fully opened in 2014. The LINQ promenade is designed to be a destination attraction with more than 250,000 square feet of gross leasable retail and dining space. It also features a 550-foot observation wheel, the High Roller, which opened at the end of first quarter 2014. We lease the gaming space in this corridor to The LINQ Hotel, which is an indirect wholly owned subsidiary of CGP LLC, and lease other space to third-party lessees.

•	Octavius Tower, which opened in January 2012, and is a 23-story high-end luxury hotel complex located at Caesars Palace featuring 662 guest rooms, including 60 suites, and six luxury villas.
ITEM 3.    Legal Proceedings
Litigation
Over the course of several years, a former customer of the Rio All-Suites Hotel and Casino gambled with approximately $10 million in cashier's checks. The customer later pleaded guilty to fraud in connection with a mortgage brokerage business. The mortgage brokerage business was placed in bankruptcy in California, where a bankruptcy trustee sought to recover the $10 million from Rio Properties, LLC (the "Rio"). The claims were based on a fraudulent conveyance theory under the bankruptcy code. On March 29, 2010, the U.S. District Court Central District of California granted our motion to move the case from the bankruptcy court to the district court. On June 10, 2010, the district court granted our motion to transfer the case to the federal district court in Las Vegas. A trial was held in January and February 2014. The jury found for the Rio on 59 of the 66 alleged transfers and for the trustee on the remaining seven transfers. The total amount awarded to the trustee was $1.48 million, which was accrued as of March 31, 2014. Both parties filed post-trial motions relating to whether the judgment should be reduced by a prior settlement with a separate defendant and whether the trustee was entitled to recover pre-judgment interest under California law. On May 8, 2014, the district court issued a ruling finding that the judgment should not be reduced by the prior settlement, that the trustee was entitled to recover prejudgment interest under California law at seven percent per annum, and that pre-judgment interest would accrue from the date the complaint was filed in 2008. Finally, the Court rejected the trustee’s claim that he was entitled to recover all of his costs in bringing the action, holding that because the Rio prevailed as to the majority of the issues, the trustee could only recover 15 percent of his costs. Following these rulings, the parties entered into an agreement settling the litigation for a total payment of $2.1 million. The matter has now concluded.
In connection with a Birthday Cash promotional offer by Harrah’s Atlantic City, on March 19, 2010, the Superior Court of New Jersey entered a summary judgment in favor of a modified class of approximately 79,000 plaintiffs. The summary judgment found that Harrah’s Atlantic City violated the New Jersey Truth in Consumer Contract, Warranty and Notice Act. The penalty is $100 per incident, amounting to a potential exposure of up to $7.9 million. In March 2012, the judge held that the damages class, if any, should be based upon the number of individuals who redeemed certificates, not the number of certificates redeemed (as some plaintiffs had multiple certificates). As a result, the potential exposure under the judge’s ruling was decreased to $5.2 million. After the case was stayed to wait for a pending case in the New Jersey Supreme Court, the court reopened the case in July 2013. The decision in the New Jersey Supreme Court case clarified two aspects of the New Jersey Truth in Consumer Contract, Warranty and Notice Act, which support our contention that the existing judgment against us should be vacated and the case dismissed in our favor. In November 2013, the court denied both parties’ motions for reconsideration. In December 2013, we filed a motion to stay the judgment pending appeal, and in January, the court granted the stay and we filed an appeal. In February 2014, per the court’s stay order, we posted into an escrow account the potential exposure under the judge's ruling in the amount of $5.2 million plus attorneys' fees. No amount has been accrued at this time. The matter is now on appeal and has been fully briefed.
CEOC Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10% Second-Priority Senior Secured Notes due 2018 issued by CEOC (the "CEOC Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC and CEOC, Caesars Growth Partners, LLC, Caesars Acquisition Company, Caesars Entertainment Resort Properties, LLC, Caesars Enterprise Services, LLC, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the CEOC Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, which motion was recently denied. During the Chapter 11 process, the action has been automatically stayed with respect to CEOC. On March 12, 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying this case as to all claims against all defendants, and a hearing on that motion currently is scheduled for June 1, 2015. Subsequent to this filing, plaintiffs advised the bankruptcy court that it intended to proceed with the Second Lien Lawsuit only with respect to its claims relating to the parent company guarantees.

On November 25, 2014, UMB Bank, as successor indenture trustee for CEOC’s 8.5% senior secured notes due 2020, filed a verified complaint in Delaware Chancery Court against CERP, CEC, CEOC, CAC, CGP LLC, CES, and against individual past and present CEC board members Loveman, Benjamin, Bonderman, Davis, Press, Rowan, Sambur, Hession, Colvin, Kleisner, Swann, Williams, Housenbold, Cohen, Stauber, and Winograd, alleging generally that defendants improperly stripped CEOC of prized assets, wrongfully affected a release of a CEC parental guarantee of CEOC debt and committed other wrongs. UMB Bank asked the court to appoint a receiver over CEOC and sought accelerated discovery and an expedited trial on that receivership cause of action. In addition to seeking appointment of a receiver, the suit plead claims for alleged fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and sought monetary and equitable as well as declaratory relief. The defendants moved to dismiss the lawsuit. Subsequent to that filing, the suit was automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the RSA, was stayed by consent in its entirety. The consensual stay will expire upon the termination of the RSA.
The Company believes that the claims and demands described above against CERP are without merit. At the present time, we believe it is not probable that a material loss will result from the outcome of these matters. To the extent not stayed, these noteholder disputes are in their very preliminary stages. We cannot provide assurance as to the outcome of the noteholder disputes or of the range of potential losses should the noteholder disputes ultimately be resolved against the defendants including CERP, due to the inherent uncertainty of litigation and the stage of the litigation. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, and were a court to find in favor of the claimants in any of these noteholder disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Other Matters

The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our combined and consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II

ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
CERP is a wholly owned subsidiary of Caesars Entertainment Resort Properties Holdco, LLC, a wholly owned subsidiary of Caesars Entertainment. Accordingly, there is no established public trading market for our equity interests.
During the years ended December 31, 2014 and 2013, CERP paid no cash dividends to Caesars Entertainment Resort Properties Holdco, LLC. Certain restrictive covenants within the CERP’s debt facilities impose limitations on the payment of dividends to Caesars Entertainment Resort Properties Holdco, LLC.
There was one shareholder of record as of April 13, 2015.

ITEM 6. Selected Financial Data
The following selected financial data should be read in conjunction with the consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10‑K.

(In millions)	2014	2013	2012(1)	2011(1)	2010(1)
INCOME STATEMENT DATA
Revenues
Casino	$1,098	$1,128	$1,193	$1,229	$1,272
Food and beverage	528	498	506	501	498
Rooms	495	460	446	453	428
Other	307	232	210	201	190
Less: casino promotional allowances	(363)	(339)	(352)	(363)	(372)
Net revenues	2,065	1,979	2,003	2,021	2,016
Operating expenses
Direct
Casino	610	575	623	638	659
Food and beverage	267	239	248	244	236
Rooms	137	126	121	116	105
Property, general, administrative, and other	532	509	494	524	518
Depreciation and amortization	200	216	252	223	222
Write-downs, reserves, and project opening costs, net of recoveries	14	15	22	7	26
Impairment of goodwill	289	—	—	—	—
Impairment of tangible and other intangible assets	—	1,046	3	—	—
Income on interests in non-consolidated affiliates	—	(3)	(1)	1	(2)
Corporate expense	60	47	80	85	61
Total operating expenses	2,109	2,770	1,842	1,838	1,825
Income/(loss) from operations	(44)	(791)	161	183	191
Interest expense	(389)	(246)	(231)	(218)	(246)
Net gains on early extinguishment of debt	—	15	135	48	120
Income/(loss) before income taxes	(433)	(1,022)	65	13	65
Income tax benefit/(provision)	28	384	(22)	(4)	(25)
Net income/(loss)	$(405)	$(638)	$43	$9	$40

FINANCIAL POSITION DATA
Total assets	$7,284	$7,373	$8,655	$8,921	$7,969
Long-term debt, book value	4,735	4,575	5,112	5,472	5,182
___________________
(1)     Caesars Entertainment Resort Properties includes Caesars Entertainment Resort Properties, LLC and Caesars Entertainment Resort Properties Finance, Inc., which are newly formed entities without historical financial information. Accordingly, Caesars Entertainment Resort Properties, LLC and Caesars Entertainment Resort Properties Finance, Inc. do not impact the selected historical combined and consolidated financial information of Caesars Entertainment Resort Properties.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited combined and consolidated financial statements and the notes thereto and other financial information included elsewhere in this report. The words "CERP," "Company," "we," "us," and "our" refer to the Caesars Entertainment Resort Properties, LLC. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Note references are to the notes to combined and consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data."
Overview
We are a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation ("CEC"). We were formed in August 2013 from the Casino Resort Properties (as defined below), plus the acquisition of The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas ("Octavius Tower") from Caesars Entertainment Operating Company, Inc. ("CEOC"). We also own six casinos: (1) Harrah's Las Vegas, (2) Rio All-Suites Hotel and Casino, (3) Flamingo Las Vegas, (4) Harrah's Atlantic City, (5) Paris Las Vegas, and (6) Harrah's Laughlin (collectively, the "Casino Resort Properties").
The LINQ promenade is an open-air dining, entertainment, and retail promenade located between The LINQ Hotel & Casino ("The LINQ Hotel," formerly The Quad Resort & Casino) and the Flamingo Las Vegas, on the east side of the Las Vegas Strip. It also features a 550-foot observation wheel, the High Roller, which opened at the end of first quarter 2014. We lease the gaming space in this corridor to The LINQ Hotel, which is a subsidiary of Caesars Growth Partners, LLC ("CGP LLC"), and lease other space to third-party lessees. We also lease Octavius Tower to CEOC.
CERP was formed in August 2013 as an indirect, wholly-owned subsidiary of CEC. In May 2014, the Casino Resort Properties, together with Octavius/Linq Intermediate Holding, LLC (collectively, the "Caesars Entertainment Resort Properties"), were contributed by CEC to CERP (the "CERP, LLC Merger"). Because CERP and the Caesars Entertainment Resort Properties were commonly controlled by CEC for all periods subsequent to CERP's formation in August 2013, the CERP, LLC Merger was accounted for as a merger of entities under common control. Accordingly, the accompanying financial statements of CERP and each of its subsidiaries (which are comprised solely of the Caesars Entertainment Resort Properties) for all dates and periods subsequent to CERP's formation are presented on a consolidated basis as if the CERP, LLC Merger had occurred at the date of CERP's formation in August 2013. For ease of reference, the accompanying financial statements are referred to as combined and consolidated financial statements to reflect the change in basis of presentation that corresponds with and results from CERP's formation in August 2013. See Note 1 , "Organization and Basis of Presentation and Consolidation."
Summary of 2014 Events
During the first quarter 2014, we completed the opening of The LINQ promenade and the High Roller.
On October 1, 2014, CES began operations in Nevada, New Jersey and certain other jurisdictions, and we have concluded that we are required to consolidate CES for accounting purposes under variable interest accounting rules.

Combined and Consolidated Operating Results

	Year Ended December 31,			Change %
(Dollars in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Casino revenues	$1,098	$1,128	$1,193	(2.7)%	(5.4)%
Net revenues	2,065	1,979	2,003	4.3%	(1.2)%
Income/(loss) from operations	(44)	(791)	161	*	*
Net income/(loss)	(405)	(638)	43	36.5%	*
Operating margin (1)	(2.1)%	(40.0)%	8.0%	37.9 pts	(48) pts
Property EBITDA (2)	$519	$530	$517	(2.1)%	2.5%
___________________

(1)	Operating margin is calculated as income from operations divided by net revenues.

(2)
See the Reconciliation of Non-GAAP Financial Measures discussion later in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of net income to Property EBITDA.

*	Not meaningful.
Key Performance Metrics
Our revenues and operating performance are dependent upon the volume of customers at our resorts, which affects the price we can charge for our gaming volume, hotel rooms, and other amenities.We use the following key performance indicators to evaluate gaming and hotel revenue for our properties.
Gaming revenue indicators

•	Slot volume - the total amount wagered on slot machines

•	Table drop (also referred to as table volume) - the amount of cash and net markers deposited in the table drop box

•	Gaming hold - the amount of money that is retained by the casino from wagers by customers
Hotel revenue indicators

•	Occupancy rate - a volume indicator determined by rooms occupied and rooms available

•	Hotel average daily rate (“ADR”) - a price indicator determined by room revenue and rooms occupied
Year Ended December 31, 2014 compared with December 31, 2013
Net revenues for the year ended December 31, 2014 increased $86 million, or 4.3%, compared with the prior year. Revenue increased primarily due to the opening of The LINQ promenade and the High Roller in 2014 as described above and the resulting third-party and entertainment revenues. In addition, rooms revenue increased with a 14.6% increase in hotel ADR to $102 in 2014 from $89 in 2013, primarily attributable to resort fees in Las Vegas and other Nevada properties. Partially offsetting these increases was a casino revenue decline of $30 million, or 2.7%, due mainly to unfavorable hold in Las Vegas.
Loss from operations improved $747 million in 2014. The improvement is primarily due to impairment charges of $289 million during the year ended December 31, 2014 compared with charges of $1,046 million in 2013. The 2014 impairments related to goodwill at our Harrah's Las Vegas and Harrah's Laughlin properties, while 2013 primarily related to the Harrah's Atlantic City property. This, along with the income impact of an increase in net revenues of 4.3% primarily due to the opening of The LINQ promenade and the High Roller in 2014. These increases were partially offset by increased property operating expenses and an increase in corporate expenses due to higher corporate professional fees in 2014.
Year Ended December 31, 2013 compared with December 31, 2012

Net revenues were relatively flat compared with 2012, as a $65 million, or 5.4%, decline in casino revenue was largely offset by increases in other revenue and rooms revenues. Casino revenues declined primarily due to weaker slots and table games volumes of 2.7% and 5.8%, respectively, in 2013 compounded by unfavorable hold. Additionally, Harrah's Atlantic City continued to be affected by ongoing competitive pressure in that market, and visitation in the Atlantic City region had not recovered following Hurricane Sandy in the fourth quarter 2012. Partially offsetting this decrease were increases in other revenue of $22 million, or 10.5%, primarily due to an increase in lease revenue attributable to the Octavius Tower, and room revenue of $14 million, or 3.2%, mainly due to the March 2013 introduction of resort fees at our Nevada properties.

Loss from operations was $791 million in 2013 compared with income of $161 million in 2012, a decline of $952 million. The decline was primarily driven by impairment charges of $1,046 million in 2013 compared with $3 million in 2012. The 2013 charges were primarily due to tangible asset impairments of $1,015 million related to Harrah’s Atlantic City. The impairment charges were partially offset by decreases in property operating expenses, depreciation expense, and corporate expense.
Other Factors Affecting Net Income

	Year Ended December 31,			Change %
(Dollars in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Interest expense	$(389)	$(246)	(231)	(58.1)%	(6.5)%
Net gain on early extinguishment of debt	—	15	135	(100.0)%	(88.9)%
Income tax benefit/(provision)	28	384	(22)	(92.7)%	*
___________________

*	Not meaningful.
Interest Expense
Interest expense increased $143 million compared with 2013 primarily due to higher interest rates on outstanding indebtedness resulting from the October 2013 financing transaction (see Note 7, "Debt").
Net Gain on Early Extinguishment of Debt
During 2013, we recognized a net gain on early extinguishment of debt of $15 million. We purchased $275 million of aggregate face value of debt for $220 million, which resulted in a $52 million gain and was offset by a $37 million loss as a result of the October 2013 financing transaction. During 2012, we purchased $367 million of aggregate face value of debt for
$229 million, recognizing a total gain on early extinguishment of debt of $135 million.
Provision for Income Taxes
The effective tax rate for the years ended December 31, 2014 and 2013 was 6.5% and 37.6%, respectively. The effective tax rate in the year ended December 31, 2014 was unfavorably impacted by nondeductible goodwill impairments and the state deferred tax impact of combining the CERP properties, offset by a tax benefit from the reversal of uncertain state tax positions due to the expiration of the statute of limitations.
Liquidity and Capital Resources
Cost Savings Initiatives
Our 2015 cost savings plan consists of a series of operational, marketing, and corporate cost savings initiatives and clear and definitive accountability for execution at the senior management team level. As of December 31, 2014, we estimate that our cost savings initiatives will produce annual cost savings of $47 million, based on the full implementation of current projects that are in process. As we realize savings or identify new cost-reduction activities, this amount may change.
Capital Spending and Development
We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our existing casino entertainment facilities to maintain our quality standards. We may pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities, while cash used for development projects is typically funded from established debt programs, specific project financing, and additional debt offerings.
For the year ended December 31, 2014, our capital spending totaled $175 million, including a decrease in related payables of $24 million.

Projected Capital Expenditures for 2015
(In millions)	Low	High
CERP	$135	$200
CES	30	50
Total	$165	$250
Approximately 73% of the projected capital expenditures for CES are expected to be funded by CGPH and CEOC.
Liquidity
Our cash and cash equivalents totaled $259 million as of December 31, 2014 (including $70 million attributable to CES), compared with $182 million as of December 31, 2013. CES is a variable interest entity that is consolidated by CERP. CEOC, CGPH and CERP, together, control CES through the CES steering committee, which is comprised of one representative from each of CEOC, CGPH and CERP. Therefore, all decisions regarding the liquidity and capital resources of CES are made by the CES steering committee. Our operating cash inflows are typically used for operating expenses, debt service costs and working capital needs.
We are highly leveraged and a significant amount of our liquidity needs are for debt service. As of December 31, 2014, we had $4,832 million face value of indebtedness outstanding including capital lease indebtedness. See Note 7, "Debt" for additional information relating to our indebtedness and related restrictive covenants. Cash paid for interest for the year ended December 31, 2014 was $378 million. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows.
Our estimated annual debt and interest payments are as follows:

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt, face value	$39	$36	$27	$205	$25	$4,500	$4,832
Estimated interest payments	394	394	406	415	405	539	2,553
	$433	$430	$433	$620	$430	$5,039	$7,385
Our ability to fund our operations, pay our debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our existing debt could impact our ability to secure additional funds through financing activities. We believe that our cash and cash equivalents balance, our cash flows from operations, and financing available under our revolving credit facility (as of December 31, 2014, we had approximately $90 million of additional borrowing capacity available under our revolving credit facility) will be sufficient to meet our normal operating requirements during the next 12 months and to fund planned capital expenditures.
We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us, to fund our liquidity needs and pay our indebtedness. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may have to reduce or delay refurbishment and expansion projects, reduce expenses, sell assets, or attempt to restructure our debt. Any such actions could negatively impact our competitive position and revenue generation.
Related-Party Transactions
We participate with other CEC subsidiaries in marketing, purchasing, insurance, employee benefit, and other programs that are defined, negotiated and managed by CES. The Company believes that participating in these consolidated programs is beneficial in comparison to the cost and terms for similar programs that it could negotiate on a stand-alone basis. For a more complete description of the nature and extent of these transactions, see Note 16, "Related Party Transactions."

Reconciliation of Non-GAAP Financial Measures
Property EBITDA is presented as a supplemental measure of the Company's performance. Property EBITDA is defined as revenues less property operating expenses and is comprised of net income before (i) interest expense, net of interest capitalized and interest income, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that we do not consider indicative of our ongoing operating performance at an operating property level. In evaluating Property EBITDA you should be aware that, in the future, we may incur expenses that are the same or similar to some of the adjustments in this presentation. The presentation of Property EBITDA should not be construed as an inference that future results will be unaffected by unusual or unexpected items.
Property EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with GAAP). Property EBITDA may not be comparable to similarly titled measures reported by other companies within the industry. Property EBITDA is included because management uses Property EBITDA to measure performance and allocate resources, and believes that Property EBITDA provides investors with additional information consistent with that used by management.
The following table reconciles net income to Property EBITDA:

	Year Ended December 31,
(In millions)	2014	2013	2012
Net income/(loss)	$(405)	$(638)	$43
Income tax (benefit)/provision	(28)	(384)	22
Income/(loss) before income taxes	(433)	(1,022)	65
Net gains on early extinguishment of debt	—	(15)	(135)
Interest expense	389	246	231
Income from operations	(44)	(791)	161
Depreciation and amortization	200	216	252
Impairment of intangible and tangible assets	289	1,046	3
Write-downs, reserves, and project opening costs, net of recoveries	14	15	22
Income on interests in non-consolidated affiliates	—	(3)	(1)
Corporate expense	60	47	80
Property EBITDA	$519	$530	$517

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, the calculation of our income tax liabilities, and the determination of whether to consolidate a variable interest entity require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from our estimates.

We consider accounting estimates to be critical accounting policies when:

•    the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and

•	different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position, or results of operations.

When more than one accounting principle, or method of its application, is generally accepted, we select the principle or method that we consider to be the most appropriate under specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Estimates are typically based upon historical experience, current trends, contractual documentation, and other information, as appropriate. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates. In preparing our financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving regard to materiality.

Long-Lived Assets

We have significant capital invested in our long-lived assets and judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets, and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation and amortization expense recognized in our financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property.

Goodwill and Other Non-Amortizing Intangible Assets

The evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future revenues and EBITDA, valuation multiples, and discount rates to determine their estimated fair value. Our future revenues and EBITDA assumptions are determined based upon actual results giving effect to expected changes in operating results in future years. Our valuation multiples and discount rates are based upon market participant assumptions using a defined gaming peer group. Changes in these assumptions can materially affect these estimates. Thus, to the extent the gaming volumes deteriorate further in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have additional impairments to record in the next twelve months, and such impairments could be material. This is especially true for any of our properties where goodwill and other non-amortizing intangible assets have been partially impaired as a result of a recent impairment analysis. As of December 31, 2014, we had $1,439 million in total book value of goodwill and other non-amortizing intangible assets, a large portion of which have been recently impaired, and accordingly, are at risk of partial or total impairment should we experience minor adverse changes in our significant assumptions. Impairment charges related to goodwill or intangible assets other than goodwill are recognized in impairment of intangible and tangible assets in the Combined and Consolidated Statements of Comprehensive Income/(Loss).

Allowance for Doubtful Accounts-Gaming

We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company’s receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts. As of December 31, 2014, a 5% increase or decrease to the allowance determined based on a percentage of aged receivables would change the reserve by approximately $2 million.

Income Taxes

We are included in the consolidated federal tax return of CEC, but file a separate New Jersey tax return for CERP. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the “more likely than not” realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have provided a valuation allowance on federal and state deferred tax assets which were not deemed realizable based upon near term estimates of future taxable income.

We report unrecognized tax benefits within accrued expenses and deferred credits and other in our consolidated balance sheets, separate from any related income tax payable, which is also reported within accrued expenses, or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.

We are under regular and recurring audit by the Internal Revenue Service and various state taxing authorities on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.

Variable Interest Entities (“VIE”)

We consolidate a VIE when we have both the power to direct the activities that most significantly impact the results of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. For VIEs that are under common control with affiliates, in lieu of an assessment of the power to direct the activities that most significantly impact the results of the VIE, we may be required to assess a number of other factors to determine the consolidating entity, including the following: (i) the closeness of the association that the VIE has with the businesses of the affiliated entities, (ii) the entity from which the VIE obtained its assets; (iii) the nature of ongoing management and other agreements; and (iv) the obligation to absorb losses and the right to receive residual returns that could potentially be significant to the VIE. Along with the VIEs that are consolidated in accordance with the above guidelines, we also hold variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. We continually monitor both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. A change in determination could have a material impact on our financial statements, refer to Note 1, “Organization and Basis of Presentation and Consolidation.”

Significant Accounting Policies

For a summary of our significant accounting policies, refer to Note 2, “Summary of Significant Accounting Policies” included in Item 8 of this Form 10-K.
Recently Issued and Proposed Accounting Standards

For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 3, “Recently Issued Accounting Pronouncements.”

Other Obligations and Commitments
The table below summarizes CERP's contractual obligations and other commitments through their respective maturity or ending dates as of December 31, 2014.

Contractual Obligations (a)	Payments due by Period
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, face value	$4,805	$25	$50	$230	4,500
Capital lease obligations	13	7	6	—	—
Other unsecured borrowings	14	7	7	—	—
Estimated interest payments (b)	2,553	394	800	820	539
Purchase order obligations	37	37	—	—	—
Construction commitments	65	65	—	—	—
Entertainment obligations (c)	16	10	6	—	—
Other contractual obligations	18	5	7	2	4
	$7,521	$550	$876	$1,052	$5,043
____________________

(a)
In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

(b)	Estimated interest for variable-rate debt included in this table is based on rates as of December 31, 2014.

(c)	Entertainment obligations represent obligations to pay performers that have contracts for future performances at one or more of our properties.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by using interest rate caps to mitigate interest rate risk associated with our variable rate debt instruments.
As of December 31, 2014, we had $4,832 million face value of debt, including capital lease obligations. Certain borrowings under our senior secured credit facilities bear interest at variable rates. Our CERP term loans are subject to a 1.0% LIBOR floor, which was in effect at December 31, 2014 since the applicable three-month LIBOR rate was below 1.0%. The senior secured revolving credit facility is not subject to the 1.0% LIBOR floor; borrowings under the revolving credit facility as of December 31, 2014 were under various LIBOR rates, as well as the prime rate. Assuming projected principal payments on the CERP term loans and assuming that borrowings under the revolving credit facility remain constant, a hypothetical 1.0% increase in both the LIBOR and prime rates would increase interest expense for the next twelve months by approximately $7 million. Considering that the 1.0% LIBOR floor was in effect at December 31, 2014, a hypothetical increase by 1.0% above the LIBOR floor, combined with a 1.0% increase in the prime rate, would increase interest expense by $27 million. A hypothetical reduction of the three-month LIBOR rate to 0% and a decrease of 1.0% in the prime rate would decrease interest expense by less than $1 million.
We do not purchase or hold any derivative financial instruments for trading purposes. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and Member of
Caesars Entertainment Resort Properties, LLC
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Caesars Entertainment Resort Properties, LLC and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related combined and consolidated statements of comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules included in Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined and consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic combined and consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12 to the combined and consolidated financial statements, the Company is a defendant in litigation and other Noteholder disputes relating to certain transactions with related parties.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
April 15, 2015

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents ($70 attributable to our VIE in 2014)	$259	$182
Receivables, net ($1 attributable to our VIE in 2014)	62	60
Due from affiliates ($65 attributable to our VIE in 2014)	65	—
Prepayments and other current assets ($11 attributable to our VIE in 2014)	67	27
Inventories	9	14
Total current assets	462	283
Property and equipment, net ($5 attributable to our VIE in 2014)	5,006	4,932
Goodwill	1,402	1,691
Intangible assets other than goodwill	342	392
Deferred charges and other ($1 attributable to our VIE in 2014)	72	75
	$7,284	$7,373
Liabilities and Stockholder's Equity
Current liabilities
Accounts payable ($90 attributable to our VIE in 2014)	$130	$71
Accrued expense and other liabilities ($17 attributable to our VIE in 2014)	147	125
Interest payable	98	86
Deferred income taxes	54	53
Current portion of long-term debt	39	36
Due to affiliates, net	—	38
Total current liabilities	468	409
Long-term debt	4,735	4,575
Deferred income taxes	1,209	1,210
Deferred credits and other	9	26
	6,421	6,220
Commitments and contingencies (Note 12)
Stockholder's equity
Contributed capital	1,932	1,841
Accumulated deficit	(1,093)	(688)
Total CERP equity	839	1,153
Noncontrolling interests	24	—
Total equity	863	1,153
	$7,284	$7,373

See accompanying Notes to Combined and Consolidated Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In millions)

	Year Ended December 31,
	2014	2013	2012
Revenues
Casino	$1,098	$1,128	$1,193
Food and beverage	528	498	506
Rooms	495	460	446
Other	307	232	210
Less: casino promotional allowances	(363)	(339)	(352)
Net revenues	2,065	1,979	2,003
Operating expenses
Direct
Casino	610	575	623
Food and beverage	267	239	248
Rooms	137	126	121
Property, general, administrative, and other	532	509	494
Depreciation and amortization	200	216	252
Write-downs, reserves, and project opening costs, net of recoveries	14	15	22
Impairment of goodwill	289	—	—
Impairment of tangible and other intangible assets	—	1,046	3
Income on interests in non-consolidated affiliates	—	(3)	(1)
Corporate expense	60	47	80
Total operating expenses	2,109	2,770	1,842
Income/(loss) from operations	(44)	(791)	161
Interest expense	(389)	(246)	(231)
Net gains on early extinguishment of debt	—	15	135
Income/(loss) before income taxes	(433)	(1,022)	65
Income tax benefit/(provision)	28	384	(22)
Net income/(loss)	(405)	(638)	43
Other comprehensive income, net of income taxes	—	2	19
Total comprehensive income/(loss)	$(405)	$(636)	$62

See accompanying Notes to Combined and Consolidated Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
COMBINED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Contributed Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2011	$—	$—	$1,530	$(21)	$—	$1,509
Net income	—	—	43	—	—	43
Transactions with parent and affiliate, net	—	—	(202)	—	—	(202)
Cash received from Caesars for financing transactions	—	—	229	—	—	229
Other comprehensive income, net of taxes of $10	—	—	—	19	—	19
Balance at December 31, 2012	$—	$—	$1,600	$(2)	$—	$1,598
Net income	—	(688)	50	—	—	(638)
Transactions with parent and affiliate, net	—	—	(311)	—	—	(311)
Cash received from Caesars for financing transactions	295	—	207	—	—	502
Impact of CERP, LLC Merger(1)	1,546	—	(1,546)	—	—	—
Other comprehensive income, net of taxes of $2	—	—	—	2	—	2
Balance at December 31, 2013	$1,841	$(688)	$—	$—	—	$1,153
Net loss	—	(405)	—	—	—	(405)
Contribution of Atlantic City Conference Center entities(2)	82	—	—	—	—	82
Usage of parent and affiliate tax attributes	4	—	—	—	—	4
Share-based compensation and other	5	—	—	—	—	5
Increase in noncontrolling interests, net of distributions	—	—	—	—	24	24
Balance at December 31, 2014	$1,932	$(1,093)	$—	$—	$24	$863
___________________

(1)	See Note 1, "Organization and Basis of Presentation and Consolidation" for discussion of the CERP, LLC Merger.

(2)	See Note 4, "Property and Equipment, net" for discussion of the contribution of entities related to the Atlantic City Conference Center.

See accompanying Notes to Combined and Consolidated Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income/(loss)	$(405)	$(638)	$43
Adjustments to reconcile net income/(loss) to cash flows from operating activities:
Depreciation and amortization	200	216	252
Amortization of deferred finance costs and debt discount	11	23	17
Transfers to parent and affiliates, net	—	(264)	(198)
Net gain on early extinguishment of debt	—	(15)	(135)
Impairment of intangible and tangible assets	289	1,046	3
Deferred income taxes	(11)	(366)	(24)
Change in deferred charges and other	(1)	(21)	—
Change in deferred credits and other	(17)	2	(9)
Change in current assets and liabilities:
Receivables	(2)	13	9
Due from affiliate, net	(101)	2	3
Inventories, prepayments and other current assets	(3)	5	(5)
Accounts payable	81	1	9
Interest payable	12	71	(1)
Accrued expenses	28	(15)	(23)
Other	8	8	30
Cash flows from operating activities	89	68	(29)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(175)	(241)	(247)
Change in restricted cash	—	223	267
Other	4	—	(1)
Cash flows from investing activities	(171)	(18)	19
Cash flows from financing activities
Cash received from Caesars for financing transactions	—	502	229
Payments of debt issuance and extension costs	(7)	(97)	—
Repayments of long-term debt	(153)	(4,649)	(229)
Proceeds from the issuance of long-term debt	295	4,239	—
Contributions from other CES Members	24	—	—
Other	—	(3)	(1)
Cash flows from financing activities	159	(8)	(1)
Net increase/(decrease) in cash and cash equivalents	77	42	(11)
Cash and cash equivalents, beginning of period	182	140	151
Cash and cash equivalents, end of period	259	182	140

Supplemental cash flow information:
Cash paid for interest	378	179	204
Cash refunded for income taxes	(1)	—	(1)
Non-cash investing and financing activities:
Change in accrued capital expenditures	(24)	(28)	37
Change in assets acquired through financing activities and capital leases	14	—	10
Change in net assets from entities contributed (Atlantic City Conference Center)	82	—	—
See accompanying Notes to Combined and Consolidated Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

In these footnotes, the words "CERP," "Company," "we," "us," and "our" refer to Caesars Entertainment Resort Properties, LLC, and its combined and consolidated subsidiaries unless otherwise stated or the context requires otherwise.
Note 1 — Organization and Basis of Presentation and Consolidation
Organization
Caesars Entertainment Resort Properties, LLC ("CERP") is a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation ("CEC" and "Caesars"). CERP was formed in August 2013 from the Casino Resort Properties (as defined below), plus the acquisition of The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas ("Octavius Tower") from Caesars Entertainment Operating Company, Inc. ("CEOC"). We also own six casinos: (1) Harrah's Las Vegas, (2) Rio All-Suites Hotel and Casino, (3) Flamingo Las Vegas, (4) Harrah's Atlantic City, (5) Paris Las Vegas, and (6) Harrah's Laughlin (collectively, the "Casino Resort Properties").
The LINQ is an open-air dining, entertainment, and retail promenade located between The LINQ Hotel & Casino ("The LINQ Hotel," formerly The Quad Resort & Casino) and the Flamingo Las Vegas, on the east side of the Las Vegas Strip. It also features a 550-foot observation wheel, the High Roller, which opened at the end of first quarter 2014. We lease the gaming space in this corridor to The LINQ Hotel, which is a subsidiary of Caesars Growth Partners, LLC ("CGP LLC"), and lease other space to third-party lessees. We also lease Octavius Tower to CEOC (see Note 16, "Related Party Transactions").
We view each property, including The LINQ promenade, as an operating segment and aggregate such properties into one reportable segment.
Basis of Presentation and Consolidation

CERP was formed in August 2013, in anticipation of the CERP Financing (as defined and described in Note 7, "Debt"), as an indirect, wholly owned subsidiary of CEC. In May 2014, subsequent to the closing of the CERP Financing and obtaining the required regulatory approvals, the Casino Resort Properties, together with Octavius/Linq Intermediate Holding, LLC (collectively, the "Caesars Entertainment Resort Properties"), were contributed by CEC to CERP (the "CERP, LLC Merger"). Because CERP and the Caesars Entertainment Resort Properties were commonly controlled by CEC for all periods subsequent to CERP's formation in August 2013, the CERP, LLC Merger was accounted for as a merger of entities under common control. Accordingly, the accompanying financial statements of CERP and each of its subsidiaries (which are comprised solely of the Caesars Entertainment Resort Properties) for all dates and periods subsequent to CERP's formation are presented on a consolidated basis as if the CERP, LLC Merger had occurred at the date of CERP's formation in August 2013. For all dates and periods prior to CERP's formation in August 2013, the accompanying financial statements reflect the combined financial statements of the Caesars Entertainment Resort Properties, CERP's predecessor. For ease of reference, the accompanying financial statements are referred to as combined and consolidated financial statements to reflect the change in basis of presentation that corresponds with and results from CERP's formation in August 2013. The combined and consolidated financial statements include the financial position, results of operations and cash flows of each of the CERP entities as if those businesses were combined and consolidated into a single reporting entity for all periods presented. There are no material intercompany transactions between or among the entities that comprise these combined and consolidated financial statements except as disclosed in Note 15, "Noncontrolling Interests" and Note 16, "Related Party Transactions."
Our transactions with CEC, CEOC, and CGP LLC have been identified as transactions between related parties (See Note 16, "Related Party Transactions").
Formation of Caesars Enterprise Services, LLC
On May 20, 2014, CEOC, CERP, and Caesars Growth Properties Holdings, LLC ("CGPH" and, together with CERP and CEOC, the “Members” and each a “Member”) entered into a services joint venture, Caesars Enterprise Services, LLC ("CES"). CES manages certain Enterprise Assets (as defined in Note 15, "Noncontrolling Interests") and the other assets it owns, licenses or controls, and employs certain of the corresponding employees and other employees who previously provided services to CEOC, CERP and CGPH, their affiliates and their respective properties and systems under each property’s corresponding property management agreement. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6%, and 5.4%, respectively), subject to annual review. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. On October 1, 2014, CES began operations in Nevada, New Jersey and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated Enterprise-wide employees. The enhancement of CES operations described above in other jurisdictions may be subject to regulatory and other approvals in such jurisdictions.
See further discussion at Note 16, "Related Party Transactions."
Consolidation as a Variable Interest Entity
Because the Members of CES are allocated expenses disproportionate to their ownership interests, CES has been determined to be a variable interest entity ("VIE"). CES does not guarantee any of CERP's debt, and the creditors or beneficial holders of CES have no recourse to the general credit of CERP.
We have concluded that we are the primary beneficiary of the VIE and are required to consolidate CES. We determined that CERP has a controlling financial interest in CES based on our evaluation of several factors, primarily that CERP is the most closely associated with CES as CES is designed to maintain working capital risk and CERP has assumed the greatest working capital burden through its initial capital contributions.
We account for the noncontrolling interest in our consolidated VIE, CES, using the hypothetical liquidation at book value (“HLBV”) method to attribute the earnings and losses of CES between the controlling and noncontrolling interest. Under this method, the noncontrolling interest in the CES entity is based upon the noncontrolling interest holders’ contractual claims on CES’s accounting balance sheet pursuant to the mandatory liquidation provisions of the joint venture agreement. CERP's resulting net income from the controlling interest is the residual net income from the consolidation of the VIE less the HLBV calculated net income attributable to the noncontrolling interest holders. However, CES is not intended to be a profit-generating business enterprise as CES is reimbursed by the Members for its services performed and costs incurred.
We continually monitor this VIE to determine if any events have occurred that could cause the primary beneficiary to change.
See further discussion at Note 15, "Noncontrolling Interests."
Use of Estimates
Our combined and consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual amounts could differ from those estimates.
Note 2 — Summary of Significant Accounting Policies
Additional disclosure is available in the "Accounting Policy" section of certain footnotes.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of three months or less from the date of purchase and are stated at the lower of cost or market value.
Receivables
We issue credit to approved casino customers following background checks and investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectibility of these receivables. Accounts receivable are typically non-interest bearing and are initially recorded at cost.
Marker play represents a significant portion of our overall table games volume. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States’ assets of foreign customers may be reached to satisfy judgments entered in the United States. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers who are not residents of the United States.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company's receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts. Receivables are reported net of an allowance for doubtful accounts of $26 million and $20 million as of December 31, 2014 and 2013, respectively.
Casino Reinvestment Development Authority ("CRDA") Investment Obligations
The New Jersey Casino Control Act requires casino licensees to pay (1) 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues or (2) invest the same amount in obligation deposits. The amounts invested in obligation deposits are restricted assets owned by the Company. The Company can use the obligation deposits to either (1) purchase bonds issue by the CRDA or (2) make direct investments in projects approved by the CRDA, including improvements to the licensee's assets or infrastructure improvement projects in Atlantic City or elsewhere in the state of New Jersey. Under certain circumstances, deposited funds may be donated to the CRDA in exchange for credits against future CRDA investment obligations. We record an allowance for funds deposited to reduce the deposits to their expected eventual realizable value.
Revenue Recognition
Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers' possession. Food and beverage, rooms, and other operating revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer. Sales taxes and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in net revenues or operating expenses.
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. See Note 8, "Casino Promotional Allowances."
Advertising
The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $12 million, $9 million and $19 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 3 — Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance amending existing requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014, and interim periods within those years. We will adopt this standard effective January 1, 2015. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future transactions after adoption may be different than under current standards.
In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry will be eliminated. In addition, interim and annual disclosures will be substantially revised. The amendments in this guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We intend to adopt this standard effective January 1, 2017. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
In August 2014, the FASB issued authoritative guidance amending the existing requirements for disclosing information about an entity's ability to continue as a going concern. The new guidance will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The amendments in this guidance are effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations and evaluating the date of adoption. We expect to adopt this standard effective for our year ending December 31, 2016.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 — Property and Equipment, net
Accounting Policy
We have significant capital invested in our long-lived assets, and judgments are made in determining their estimated useful lives and salvage values and if or when an asset (or asset group) has been impaired. The accuracy of these estimates affects the amount of depreciation and amortization expense recognized in our financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset.
We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. We typically estimate the fair value of assets starting with a “Replacement Cost New” approach and then deduct appropriate amounts for both functional and economic obsolescence to arrive at the fair value estimates. Other factors considered by management in performing this assessment may include current operating results, trends, prospects, and third-party appraisals, as well as the effect of demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property. These analyses are sensitive to management assumptions and the estimates of the obsolescence factors. Changes in these assumptions and estimates could have a material impact on the analyses and the combined and consolidated financial statements.
Additions to property and equipment are stated at cost. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of property and equipment are recognized in the period of disposal. Interest expense is capitalized on internally constructed assets at the applicable weighted-average borrowing rates of interest. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period of time. Interest capitalized was primarily related to The LINQ promenade and was $12 million and $36 million for the years ended December 31, 2014 and 2013, respectively.
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease as follows:
Useful Lives

Land improvements			12	years
Buildings	30	to	40	years
Leasehold improvements	5	to	15	years
Furniture, fixtures, and equipment	2.5	to	20	years

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balances

(In millions)	December 31, 2014	December 31, 2013
Land and land improvements	$2,493	$2,464
Buildings and improvements	2,655	2,169
Furniture, fixtures, and equipment	591	522
Construction in progress	87	455
	5,826	5,610
Less: accumulated depreciation	(820)	(678)
	$5,006	$4,932
On July 1, 2014, the entities that owned the interests in the Atlantic City Conference Center were contributed to CERP by CEC in a non-cash transaction. The total net asset book value contributed was $82 million. The assets are primarily comprised of real estate and development costs for a new meeting and conference center, which will be connected to the Harrah's Atlantic City casino.
Depreciation Expense

	Year Ended December 31,
(In millions)	2014	2013	2012
Depreciation expense	$147	$156	$189

During the fourth quarter 2013, casino property sales occurred in the Atlantic City market. The pricing of the transactions indicated a substantial decline in market price had occurred for casinos in Atlantic City. As a result of this triggering event, the Company determined it was necessary to perform a recoverability test of the carrying amount of Harrah's Atlantic City. We determined the carrying values of Harrah's Atlantic City was not recoverable. Therefore, we performed a fair value assessment of the property.

Total tangible asset impairment charges of $1,015 million were recorded in the Atlantic City market in 2013 as a result of this assessment and a prior quarter impairment.
Note 5 — Goodwill and Other Intangible Assets
Accounting Policy
The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices, and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is recorded as goodwill.
We perform our annual goodwill impairment assessment as of October 1. We perform this assessment more frequently if impairment indicators exist. We determine the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization ("EBITDA"), valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. EBITDA multiples and discounted cash flows are common measures used to value businesses in our industry.
We perform our annual impairment assessment of other non-amortizing intangible assets as of October 1. We perform this assessment more frequently if impairment indicators exist. We determine the estimated fair value of our non-amortizing intangible assets by primarily using the "Relief From Royalty Method" and "Excess Earnings Method" under the income approach.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent gaming volumes deteriorate further in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have additional impairments to record in the future and such impairments could be material.
Balances
Changes in Carrying Value of Goodwill

	Gross Goodwill		Accumulated Impairment		Net Carrying Value
(In millions)	2014	2013	2014	2013	2014	2013
Balance as of January 1	$3,894	$3,894	$(2,203)	$(2,203)	$1,691	$1,691
Balance as of December 31	$3,894	$3,894	$(2,492)	$(2,203)	$1,402	$1,691

Changes in Carrying Value of Intangible Assets Other than Goodwill

	Amortizing		Non-Amortizing		Total
(In millions)	2014	2013	2014	2013	2014	2013
Balance as of January 1	$355	$440	$37	$42	$392	$482
Impairments	—	(26)	—	(5)	—	(31)
Amortization expense	(50)	(59)	—	—	(50)	(59)
Balance as of December 31	$305	$355	$37	$37	$342	$392

Impairment Charges for Goodwill and Other Non-amortizing Intangible Assets

	Year Ended December 31,
(In millions)	2014	2013	2012
Goodwill	$289	$—	$—
Trademarks	—	5	3
Gaming rights and other	—	26	—
Total impairment charges	$289	$31	$3
During 2014, a decline in recent performance and downward adjustments to expectations of future performance in certain of our markets, combined with modifications to certain other assumptions underlying the estimates, resulted in the impairment charges shown above. We are not able to finalize our impairment assessment related to the goodwill of certain properties that had a triggering event in the fourth quarter. We expect to complete the remaining fair value determination early in 2015, at which time we will record any additional impairments, if deemed necessary.
During 2013, we completed an assessment of other non-amortizing intangible assets, which resulted in impairment charges of $31 million related to gaming rights and trademarks using the relief-from-royalties valuation method.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	December 31, 2014				December 31, 2013
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Customer relationships	6.4	$682	$(377)	$305	$682	$(327)	$355
Non-amortizing intangible assets
Trademarks				37			37
Total intangible assets other than goodwill				$342			$392
The aggregate amortization expense for intangible assets that continue to be amortized was $50 million in 2014, $59 million in 2013, and $59 million in 2012. Estimated annual amortization expense for each of the five years from 2015 through 2019 is $51 million, $51 million, $51 million, $40 million, and $40 million, respectively.

Note 6 — Detail of Accrued Expenses & Other Liabilities

	As of December 31,
(In millions)	2014	2013
Payroll and other compensation	$50	$39
Advance deposits	39	32
Accrued taxes	15	13
Chip and token liability	9	9
Insurance claims and reserves	8	8
Progressive liability	3	3
Other accruals	23	21
Total accrued expenses	$147	$125

Total Rewards Point Liability Program
Caesars' customer loyalty program, Total Rewards, offers incentives to customers who gamble at Caesars casinos throughout the United States. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, Caesars accrues the estimated cost of fulfilling the redemption of reward credits, after consideration of estimated forfeitures (referred to as “breakage”), as they are earned. The estimated value of reward credits is expensed by CERP as the reward credits are earned by customers. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates, and the mix of goods and services for which reward credits will be redeemed. Caesars uses historical data to assist in the determination of estimated accruals.
Amounts associated with the Company's participation in the program are included in due to affiliates, net in our combined balance sheets and this liability is settled with Caesars on a monthly basis. The Company's associated cost to provide reward credits is included in casino expense in the Combined Statements of Comprehensive Income/(Loss). The accrued balance for the estimated cost of Total Rewards credit redemptions attributable to the Company was $10 million for both December 31, 2014 and 2013.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 — Debt

	Final Maturity	Rate	Face Value	Book Value	Book Value
(Dollars in millions)		December 31, 2014			December 31, 2013
Secured Debt
CERP Senior Secured Loan	2020	7.00%	$2,475	$2,431	$2,450
CERP Revolver	2018	various	180	180	—
CERP First Lien Notes	2020	8.00%	1,000	994	994
CERP Second Lien Notes	2021	11.00%	1,150	1,142	1,141
Capitalized Lease Obligations	to 2017	various	13	13	5
Other Unsecured Borrowings
Other	2016	0.00% - 6.00%	14	14	21
Total debt			4,832	4,774	4,611
Current portion of long-term debt			(39)	(39)	(36)
Long-term debt			$4,793	$4,735	$4,575
Annual Maturities of Long-Term Debt

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
Annual maturities	$39	$36	$27	$205	$25	$4,500	$4,832
Current Portion of Long-Term Debt
The current portion of long-term debt as of December 31, 2014 and December 31, 2013 includes required annual principal payments of $25 million of CERP senior secured loan and interim principal payments on other unsecured borrowings and capitalized lease obligations.
Debt Discounts or Premiums and Debt Issue Costs
Debt discounts or premiums and debt issue costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts or premiums are written off and included in our gain or loss calculations to the extent we retire debt prior to its original maturity date. Unamortized debt issue costs are included in deferred charges and other in our consolidated balance sheets.
As of December 31, 2014 and December 31, 2013, book values are presented net of unamortized discounts of $58 million and $66 million, respectively.
Fair Value
As of December 31, 2014 and 2013, the fair value of our debt was $4,535 million and $4,734 million, respectively. The fair value of the debt has been calculated based on the borrowing rates available as of December 31, 2014, for debt with similar terms and maturities. The fair value of our debt is primarily classified within level 2 in the fair value hierarchy.

CMBS Financing - refinanced as part of CERP Financing

In connection with the acquisition of CEC by affiliates of Apollo Global Management, LLC and affiliates of TPG Capital, LP ("TPG") in 2008, eight properties (the “CMBS” properties) and their related assets were spun out of CEOC to CEC. The CMBS properties borrowed $6,500 million (the “CMBS Financing”), which was secured by the assets of the CMBS properties, and certain aspects of the financing were guaranteed by CEC. In 2008, certain properties and their related operating assets were transferred between CEC and CEOC; CERP currently owns the Casino Resort Properties.

During 2013, we purchased $275 million of face value of CMBS debt for $220 million, recognizing a pre-tax gain on early extinguishment of debt of $52 million, net of discounts and deferred finance charges. During 2012, we purchased $367 million of aggregate face value of CMBS debt for $229 million, recognizing a pre-tax gain on early extinguishment of debt of $135 million, net of deferred finance charges.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2013, we paid an extension fee of $23 million and exercised the option to extend the maturity of the CMBS Financing to 2014. The CMBS Financing was refinanced in October 2013 as described below.

Octavius/Linq Financing - refinanced as part of CERP Financing

On April 25, 2011, the Company, together with certain subsidiaries of CEOC comprised of Caesars Octavius, LLC; Caesars Linq, LLC; and Octavius Linq Holding Company, LLC (collectively the “Octavius/Linq Borrowers”) entered into a credit agreement (the “Octavius/Linq Credit Agreement”) pursuant to which the Octavius/Linq Borrowers incurred financing to complete the development of the Octavius Tower at Caesars Palace Las Vegas and The LINQ promenade (the “Octavius/Linq Development”). The Octavius/Linq Credit Agreement provided for a $450 million senior secured term facility (the “Octavius/Linq Term Facility”) with a six-year maturity, which was secured by all material assets of the Octavius/Linq Borrowers.

The LINQ promenade and Octavius Tower were acquired from CEOC, and amounts outstanding under the Octavius/Linq Credit Agreement were refinanced in October 2013 as described below.

CERP Financing

In October 2013, we (i) completed the offering of $1,000 million aggregate principal amount of 8.0% first-priority senior secured notes due 2020 and $1,150 million aggregate principal amount of 11.0% second-priority senior secured notes due 2021 (together with the 8.0% first-priority senior secured notes due 2020, the "Initial CERP Notes") and (ii) entered into a first lien credit agreement governing a new $2,770 million senior secured credit facility, consisting of senior secured term loans in an aggregate principal amount of $2,500 million ("CERP Term Loans") and a senior secured revolving credit facility in an aggregate principal amount of up to $270 million (collectively, the "Senior Secured Credit Facilities"). We refer to this refinancing transaction as the "CERP Financing." We pledged a significant portion of our assets as collateral under the Senior Secured Credit Facilities and the Initial CERP Notes.

The net proceeds from the offering of the Initial CERP Notes and the borrowings under the CERP Term Loans, together with cash, was used to retire 100% of the principal amount of loans under the mortgage and mezzanine loan agreements entered into by certain subsidiaries of the CMBS properties, repay in full all amounts outstanding under the Octavius/Linq Credit Agreement, and to pay related fees and expenses. This resulted in a loss on extinguishment of debt of $37 million.

Borrowings under the CERP Term Loans bear interest at a rate equal to either an alternate base rate (the highest of the Federal Funds rate plus 50 basis points, one month adjusted LIBOR plus 1.0%, or the Prime rate) or various LIBOR maturities with a 1.0% floor, in each case, plus an applicable margin. As of December 31, 2014, borrowings under the CERP Term Loans bore interest at the three-month LIBOR rate, adjusted upward to the 1.0% floor plus a margin of 6.0% for an all-in rate of 7.0%. The CERP Term Loans require scheduled quarterly principal payments of $6 million, with the balance due at maturity.

Borrowings under the senior secured revolving credit facility bear interest at the same rate elections as the CERP Term Loans. As of December 31, 2014, there were $180 million in borrowings outstanding under the senior secured revolving credit facility at an average interest rate of 6.6%. On a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the senior secured revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the senior secured revolving credit facility. As of December 31, 2014, the senior secured revolving credit facility bore a commitment fee for unborrowed amounts of 50 basis points. There were no amounts committed to outstanding letters of credit at December 31, 2014.

In connection with the CERP Financing, the Company is subject to a registration rights agreement that required the Company to use its commercially reasonable efforts to prepare, to cause to be filed with the Securities and Exchange Commission, and to become effective on or prior to the later of (i) October 10, 2014 or (ii) 180 days after the CERP, LLC Merger, a registration statement with respect to the Initial CERP Notes, which were originally issued pursuant to Rule 144A of the Securities Act of 1933, as amended. Accordingly, the Company filed an initial registration statement on Form S-4 (the "Registration Statement") on October 16, 2014, and Amendments to such Registration Statement on November 25, 2014, December 24, 2014, and February 9, 2015. The Registration Statement was declared effective on February 10, 2015 (the "Effective Date"). Since the Effective Date was not within 180 days following the CERP, LLC Merger, the Company incurred additional interest on the Initial CERP Notes of 0.25% annually beginning November 17, 2014, which increased to 0.50% annually from February 17, 2015 until the consummation of the exchange offer on March 18, 2015. Upon the consummation of the exchange offer, the Initial CERP Notes that were exchanged

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were replaced with new notes (the "Exchange Notes" and, together with the Initial CERP Notes, the "CERP Notes"), whose terms are substantially identical to that of the Initial CERP Notes, except that the Exchange Notes have no transfer restrictions or registration rights. The CERP Notes are co-issued, as well as fully and unconditionally guaranteed, jointly and severally, by the Company and each of its wholly owned subsidiaries on a senior secured basis. In addition, CERP is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
CERP Restrictive Covenants
The CERP Notes and CERP Term Loans include negative covenants, subject to certain exceptions, restricting or limiting the ability of CERP and its restricted subsidiaries to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; (vii) enter into certain transactions with our affiliates; and (viii) designate our subsidiaries as unrestricted subsidiaries. The CERP Notes and Senior Secured Credit Facilities also contain customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions in the case of the Senior Secured Credit Facilities).
The CERP Term Loans also contain certain customary affirmative covenants and require that we maintain a senior secured leverage ratio ("SSLR") of no more than 8.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined ("CERP Adjusted EBITDA"). As of December 31, 2014, CERP's SSLR was 6.29 to 1.00.
Note 8 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated cost of providing such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Year Ended December 31,
(In millions)	2014	2013	2012
Food and Beverage	$184	$171	$171
Rooms	157	151	162
Other	22	17	19
	$363	$339	$352
Estimated Cost of Providing Casino Promotional Allowances

	Year Ended December 31,
(In millions)	2014	2013	2012
Food and Beverage	$121	$106	$108
Rooms	65	63	67
Other	15	10	12
	$201	$179	$187
Note 9 - Leases

We lease equipment used in our operations and classify those leases as either operating or capital leases, for accounting purposes. Rent expense is associated with operating leases for continuing operations and is charged to expense in the year incurred. Rent expense is included in property, general, administrative, and other expense, and totaled $16 million, $14 million and $24 million for the years ended December 31, 2014, 2013 and 2012, respectively. We had no future minimum rental commitments under noncancelable operating leases as of December 31, 2014.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 — Income Taxes
Accounting Policy
We are included in the consolidated federal tax return of Caesars, but file a separate New Jersey tax return for CERP. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more likely than not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have provided a valuation allowance on federal and state deferred tax assets which were not deemed realizable based upon estimates of future taxable income.
We report unrecognized tax benefits within accrued expenses and deferred credits and other in our consolidated balance sheets, separate from related income tax payable, which is also reported within accrued expenses, or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.
We are under regular and recurring audit by the Internal Revenue Service and various state taxing authorities on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Balances
Components of Income/(Loss) Before Income Taxes

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Income/(loss) before income taxes	$(433)	$(1,022)	$65
Income Tax (Benefit)/Provision

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Current:
Federal	$(2)	$61	$45
State	(21)	(1)	1
	(23)	60	46
Deferred	(5)	(444)	(24)
Income tax (benefit)/provision	$(28)	$(384)	$22

Allocation of Income Tax (Benefit)/Provision

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Income tax (benefit)/provision applicable to:
Income before income taxes	$(28)	$(384)	$22
Other comprehensive income	—	2	10

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax provisions of $2 million and $10 million allocated to accumulated other comprehensive income/
(loss) in 2013 and 2012, respectively, were related to the reclassification of losses on derivative instruments from accumulated other comprehensive loss to interest expense.
Effective Income Tax Rate Reconciliation

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	(6.6)	2.7	0.1
Nondeductible goodwill impairment	(23.4)	—	—
Change in valuation allowance	(1.7)	—	—
Nondeductible expenses	(0.1)	—	0.2
Federal tax credits	0.3	0.1	(1.4)
Reserve for uncertain tax positions	3.0	(0.1)	0.6
Other	—	(0.2)	(1.0)
Effective tax rate	6.5%	37.5%	33.5%
Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	Year Ended December 31,
(Dollars in millions)	2014	2013
Deferred tax assets:
Compensation programs	$6	$5
Allowance for doubtful accounts	11	7
Contingencies	—	8
CRDA investment obligation	2	6
Depreciation and other property related items	8	32
Other	—	1
State net operating loss carry forwards	3	—
	30	59
Valuation allowance	(8)	(33)
	22	26
Deferred tax liabilities:
Depreciation and other property related items	947	884
Intangibles	124	137
Prepaid expenses	8	7
Debt costs	206	261
	1,285	1,289
Net deferred tax liability	$1,263	$1,263

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Tax Assets and Liabilities Presented in our Combined Balance Sheets

	Year Ended December 31,
(Dollars in millions)	2014	2013
Assets:
Deferred income taxes (current)	$—	$—
Liabilities:
Deferred income taxes (current)	54	53
Deferred income taxes (non-current)	1,209	1,210
Net deferred tax liability	$1,263	$1,263
Reconciliation of Unrecognized Tax Benefits

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Balance at beginning of year	$13	$13	$22
Additions based on tax positions related to the current year	1	—	—
Additions for tax positions of prior years	—	—	—
Expiration of statutes	(11)	—	—
Reductions for tax positions for prior years	—	—	(9)
Balance as of year end	$3	$13	$13
We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We reduced our accrual by approximately $10 million during 2014 and increased our accrual by approximately $1 million and $1 million in 2013 and 2012, respectively. In total, we have accrued balances of approximately $0 million, $10 million, and $9 million for the payment of interest and penalties at December 31, 2014, 2013 and 2012, respectively. Included in the balances of unrecognized tax benefits as of December 31, 2014, 2013, and 2012 are approximately $0 million, $7 million and $7 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
We believe that it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2014 will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that an adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.

As of December 31, 2014, CERP had state net operating loss ("NOL") carryforwards of $46 million which will begin to expire in 2034. We believe it is more likely than not that CERP will realize the tax benefit of the state NOL deferred tax assets as CERP has sufficient sources of future state taxable income through reversing taxable temporary differences.

CERP is included in the CEC consolidated tax return filing.  We have allocated taxes based upon the separate return method for CERP financial reporting purposes.  Historically, we have treated taxes paid or refunds received by CEC for CERP as equity contributions or distributions. Although there is no formal tax sharing agreement in place between the CERP entities and CEC for federal income tax purposes, CERP may make payments to CEC or its subsidiaries for federal, state, or local taxes that would have been paid if CERP was a stand alone taxpayer.

The tax years that remain open for examination for our major jurisdictions are 2010 through 2013 for New Jersey. The tax years of 2007 and 2010 through 2013 remain open for examination for U.S. tax purposes.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Fair Value Measurements
Items Measured at Fair Value on a Non-recurring Basis

(In millions)	Balance	Level 1	Level 2	Level 3	Total Impairment
Goodwill	$594	$—	$—	$594	$289
Our assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecasted cash flows) inputs. Market and income approaches were used to value the intangible assets. Inputs included an expected range of market values, probability estimated by management that each value could be achieved, expected cash flows, recent comparable transactions, discounted cash flows, discount rate, royalty rate, growth rate, and tax rate. See Note 5, "Goodwill and Other Intangible Assets" for more information on the application of the use of fair value to measure goodwill and other intangible assets.
Note 12 — Litigation, Contractual Commitments and Contingent Liabilities
Litigation
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our combined and consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Over the course of several years, a former customer of the Rio All-Suites Hotel and Casino gambled with approximately $10 million in cashier's checks. The customer later pleaded guilty to fraud in connection with a mortgage brokerage business. The mortgage brokerage business was placed in bankruptcy in California, where a bankruptcy trustee sought to recover the $10 million from Rio Properties, LLC (the "Rio"). The claims were based on a fraudulent conveyance theory under the bankruptcy code. On March 29, 2010, the U.S. District Court Central District of California granted our motion to move the case from the bankruptcy court to the district court. On June 10, 2010, the district court granted our motion to transfer the case to the federal district court in Las Vegas. A trial was held in January and February 2014. The jury found for the Rio on 59 of the 66 alleged transfers and for the trustee on the remaining seven transfers. The total amount awarded to the trustee was $1.48 million, which was accrued as of March 31, 2014. Both parties filed post-trial motions relating to whether the judgment should be reduced by a prior settlement with a separate defendant and whether the trustee was entitled to recover pre-judgment interest under California law. On May 8, 2014, the district court issued a ruling finding that the judgment should not be reduced by the prior settlement, that the trustee was entitled to recover prejudgment interest under California law at seven percent per annum, and that pre-judgment interest would accrue from the date the complaint was filed in 2008. Finally, the Court rejected the trustee’s claim that he was entitled to recover all of his costs in bringing the action, holding that because the Rio prevailed as to the majority of the issues, the trustee could only recover 15 percent of his costs. Following these rulings, the parties entered into an agreement settling the litigation for a total payment of $2.1 million. The matter has now concluded.
In connection with a Birthday Cash promotional offer by Harrah’s Atlantic City, on March 19, 2010, the Superior Court of New Jersey entered a summary judgment in favor of a modified class of approximately 79,000 plaintiffs. The summary judgment found that Harrah’s Atlantic City violated the New Jersey Truth in Consumer Contract, Warranty and Notice Act. The penalty is $100 per incident, amounting to a potential exposure of up to $7.9 million. In March 2012, the judge held that the damages class, if any, should be based upon the number of individuals who redeemed certificates, not the number of certificates redeemed (as some plaintiffs had multiple certificates). As a result, the potential exposure under the judge’s ruling was decreased to $5.2 million. After the case was stayed to wait for a pending case in the New Jersey Supreme Court, the court reopened the case in July 2013. The decision in the New Jersey Supreme Court case clarified two aspects of the New Jersey Truth in Consumer Contract, Warranty and Notice Act, which support our contention that the existing judgment against us should be vacated and the case dismissed in our favor. In November 2013, the court denied both parties’ motions for reconsideration. In December 2013, we filed a motion to stay the judgment pending appeal, and in January, the court granted the stay and we filed an appeal. In February 2014, per the court’s stay order, we posted into an escrow account the potential exposure under the judge's ruling in the amount of $5.2 million plus attorneys' fees. No amount has been accrued at this time. The matter is now on appeal and has been fully briefed.
CEOC Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10% Second-Priority Senior Secured Notes due 2018 issued by CEOC (the "CEOC Notes"), on behalf of itself and, it alleges, derivatively

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC and CEOC, Caesars Growth Partners, LLC, Caesars Acquisition Company, Caesars Entertainment Resort Properties, LLC, Caesars Enterprise Services, LLC, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the CEOC Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, which motion was recently denied. During the Chapter 11 process, the action has been automatically stayed with respect to CEOC. On March 12, 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying this case as to all claims against all defendants, and a hearing on that motion currently is scheduled for June 1, 2015. Subsequent to this filing, plaintiffs advised the bankruptcy court that it intended to proceed with the Second Lien Lawsuit only with respect to its claims relating to the parent company guarantees.
On November 25, 2014, UMB Bank, as successor indenture trustee for CEOC’s 8.5% senior secured notes due 2020, filed a verified complaint in Delaware Chancery Court against CERP, CEC, CEOC, CAC, CGP LLC, CES, and against individual past and present CEC board members Loveman, Benjamin, Bonderman, Davis, Press, Rowan, Sambur, Hession, Colvin, Kleisner, Swann, Williams, Housenbold, Cohen, Stauber, and Winograd, alleging generally that defendants improperly stripped CEOC of prized assets, wrongfully affected a release of a CEC parental guarantee of CEOC debt and committed other wrongs. UMB Bank asked the court to appoint a receiver over CEOC and sought accelerated discovery and an expedited trial on that receivership cause of action. In addition to seeking appointment of a receiver, the suit plead claims for alleged fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and sought monetary and equitable as well as declaratory relief. The defendants moved to dismiss the lawsuit. Subsequent to that filing, the suit was automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the RSA, was stayed by consent in its entirety. The consensual stay will expire upon the termination of the RSA.
The Company believes that the claims and demands described above against CERP are without merit. At the present time, we believe it is not probable that a material loss will result from the outcome of these matters. To the extent not stayed, these noteholder disputes are in their very preliminary stages. We cannot provide assurance as to the outcome of the noteholder disputes or of the range of potential losses should the noteholder disputes ultimately be resolved against the defendants including CERP, due to the inherent uncertainty of litigation and the stage of the litigation. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, and were a court to find in favor of the claimants in any of these noteholder disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Contractual Commitments
As of December 31, 2014, our estimated interest payments for the years ended December 31, 2015 through 2019 are $394 million, $394 million, $406 million, $415 million, and $405 million, respectively, and our estimated interest payments thereafter are $539 million. See Note 7, "Debt."
During the year ended December 31, 2014, we have entered into no material contractual commitments outside of the ordinary course of business.
Note 13 — Multi-employer Pension Plans
Certain employees of the Company are covered by union sponsored, collectively bargained, health and welfare plans.
The Company contributes to a number of multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from a single-employer plan in the following aspects:

a.	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

borne by the remaining participating employers.

c.	If the Company chooses to stop participating in some of its multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Multi-employer Pension Plan Participation

		Pension Protection Act Zone Status(1)		FIP/RP Status(2)	Contributions of CEOC on behalf of CERP (in millions)			Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension Plan Number	2014	2013		2014	2013	2012
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Green	No	$9	$10	$10	No	May 31, 2018
Pension Plan of the UNITE HERE National Retirement Fund	13-6130178/001	Red	Red	Yes	5	4	4	No	March 14, 2015(4)
Local 68 Engineers Union Pension Plan(3)	51-0176618/001	Green	Yellow	No	1	1	1	No	April 30, 2017
NJ Carpenters Pension Fund	22-6174423/001	Yellow	Yellow	Yes	—	—	—	No	April 30, 2017
Painters IUPAT	52-6073909/001	Yellow	Yellow	Yes	—	—	—	No	Various up to April 2017
Other Funds					6	5	6
Total Contributions					$21	$20	$21
_________
(1) Represents the Pension Protection Act (“PPA”) zone status for applicable plan year beginning January 1, 2014, except where noted otherwise.
(2) Indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.
(3) Plan years begin July 1.
(4) The terms of the current agreement continue indefinitely until either party provides appropriate notice of intent to terminate the contract. See Note 17, "Subsequent Events."

The zone status is based on information that the Company received from the plan administrator and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. All plans detailed in the table above utilized extended amortization provisions to calculate zone status.

Plans with Company Contributions in Excess of 5% of Total Plan Contributions

Pension Fund	Applicable Plan Years
Pension Plan of the UNITE HERE National Retirement Fund	2013 and 2012
Southern Nevada Culinary and Bartenders Pension Plan	2013 and 2012
Local 68 Engineers Union Pension Plan	2013 and 2012
Nevada Resort Association IATSE Local 720 Retirement Plan	2013 and 2012

At the date these financial statements were issued, Forms 5500 were not available for the plan year ending 2014.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 — Supplemental Cash Flow Information
The following table reconciles our interest expense, net of capitalized interest, per the combined and consolidated statements of comprehensive income to cash paid for interest per the combined and consolidated statements of cash flows.

	Year Ended December 31,
(In millions)	2014	2013	2012
Interest expense	$389	$246	$231
Adjustments to reconcile to cash paid for interest:
Net change in accrued interest	(12)	(73)	1
Amortization of deferred finance charges	(3)	(13)	(15)
Net amortization of discounts and premiums	(8)	(10)	(2)
Amortization of accumulated other comprehensive income	—	(4)	(29)
Capitalized interest	12	36	16
Other adjustments	—	(3)	2
Cash paid for interest	$378	$179	$204
Note 15 — Noncontrolling Interests
As discussed in Note 1, "Organization and Basis of Presentation and Consolidation," we have concluded that we are the primary beneficiary of CES, which is a VIE, and are therefore required to consolidate it for accounting purposes.
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which granted licenses to the Members and certain of their affiliates in connection with the implementation of CES. In October 2014, initial contributions by the Members included cash contributions by CERP and CGPH of $43 million and $23 million, respectively. The Members made subsequent capital contributions totaling $2 million according to their allocation percentages. CERP transitioned certain executives and employees to CES, and the services of such employees are available as part of CES’s provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
Although CEOC previously provided services to our properties, effective October 1, 2014, all our properties are managed by CES. Under the terms of the CES joint venture and the related Omnibus Agreement, we believe that CERP will continue to have access to the services historically provided to us by CEOC and its employees, its trademarks and its programs.
Under the Omnibus Agreement, CEOC, Caesars License Company, LLC ("CLC"), Caesars World, Inc. ("CWI") and certain of our subsidiaries that are the owners of our properties granted CES a non-exclusive, irrevocable, world-wide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards® program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property (collectively, the "Enterprise Assets"). CERP also granted CES non-exclusive licenses to certain other intellectual property, including intellectual property that is specific to properties controlled by CERP or our subsidiaries.
CES granted to the properties owned or controlled by the Members and their respective affiliates non-exclusive licenses to the Enterprise Assets. CES granted to CEOC, CLC, CWI and the properties owned or controlled by the Members, including us, licenses to any intellectual property that CES develops or acquires in the future that is not derivative of the intellectual property licensed to it. CES also granted to CEOC, CLC and CWI a non-exclusive license to intellectual property specific to the properties controlled by CGPH, CERP and their subsidiaries for any uses consistent with the uses made by CEOC, CLC and CWI with respect to such intellectual property prior to the date of the Omnibus Agreement.
CES had total assets of $153 million as of December 31, 2014, consisting primarily of $70 million of cash, $65 million of receivables from other Members, and $11 million of certain prepaid expenses. Because CES is contractually required to allocate all costs to the Members, and is not intended to operate as an income-producing entity, we have concluded that it is a "pass-through" entity and is acting as an agent on behalf of its Members, the principals. Accordingly, all costs of CES and the related billings to the Members have been presented on a net basis within the accompanying financial statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 — Related Party Transactions
Shared Services Agreement
Summary of Related Party Fees from Shared Services

	Year Ended December 31,
(In millions)	2014	2013	2012
Allocation of expenses from CES and CERP to CEOC and CGP	$105	$2	$1
Related party expenses from CEOC
Direct operating expenses
Casino	$97	$80	$90
Food and beverage	9	(2)	(1)
Rooms	18	11	12
Property, general, administrative, and other	85	139	130
Corporate expense	53	40	46
Total expense	$262	$268	$277
Pursuant to a shared services agreement, CEOC had provided CERP (and provided their respective, prior managers) with certain corporate management and administrative operations, and the cost of these services were allocated among us and all of CEC's operating subsidiaries. The amounts allocated to us from CEOC are included in the accompanying combined and consolidated statements of comprehensive income/(loss) within the line items noted in the table above. The 2012 and 2013 amounts noted in the table above differ from those previously disclosed due to the inclusion of certain additional allocated costs that had been incorrectly omitted from the previous disclosure; also, certain of the 2012 and 2013 amounts have been reclassified to conform to the 2014 presentation. In May 2014, the Members entered into a services joint venture, CES. See Note 1, "Organization and Basis of Presentation and Consolidation" and Note 15, "Noncontrolling Interests."
We reimbursed CEOC monthly for the various costs incurred by CEOC on our behalf. No interest was charged on the amount shown as due to affiliates, net in the consolidated balance sheets. Additionally, prior to the October 2013 financing transaction, we transferred excess cash generated by the CERP properties to CEC. Cash transfers to CEC have been reported in transactions with parent and affiliates, net in our combined and consolidated statements of stockholders' equity. Subsequent to the October 2013 financing transaction, such cash transfers are no longer permitted.
The shared services agreement also provides that 30% of the fees charged by CEC's sponsors ("Sponsors") are allocated to the CERP properties. The Sponsors' fees are for financial and strategic advisory services and consulting services, as well as management services and advice. The total Sponsors' fees incurred, excluding reimbursed expenses, are reflected in corporate expense in the accompanying combined and consolidated statements of comprehensive income. The Sponsors granted a waiver of the monitoring fees due for 2014. The fees for the years ended December 31, 2014, 2013 and 2012 were $0 million, $7 million and $9 million respectively, and are included with corporate expense in the summary above. Upon implementation of CES, the services previously provided pursuant to the shared services agreement are expected to be provided by CES pursuant to the Omnibus Agreement.
On January 15, 2015 (the “Petition Date”), CEOC, a majority-owned subsidiary of CEC, and certain of CEOC’s wholly owned subsidiaries, in accordance with the Third Amended and Restated Restructuring Support and Forbearance Agreement, dated as of January 14, 2015, among CEC, CEOC and holders of claims in respect of claims under CEOC’s first lien notes, voluntarily filed for reorganization (the “Bankruptcy Petitions”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”). During the fourth quarter of 2014, CERP and CES allocated $84 million of expenses to CEOC. Amounts owed to the Company from CEOC have been paid in full, and, subsequent to the Petition Date, CEOC continues to make regularly scheduled payments to the Company for expense allocations.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management Agreements
On August 31, 2010, each of the CERP properties or one of the subsidiaries that operates each respective CERP property entered into an agreement with subsidiaries of CEC under which each management company manages its corresponding CERP property. Prior to the October 2013 financing transaction, each management company received a monthly management fee equal to 2% of the CERP property's revenues plus 5% of the CERP property's Earnings Before Interest, Tax, Depreciation, Amortization, and Management Fees ("EBITDAM") for providing its services, in addition to reimbursement of expenses, unless the cumulative EBITDAM related to the CERP properties was less than $500 million on a trailing 12-month basis at the end of the month, in which case no management fee was payable for that month. Based upon this calculation, no fees were charged for either of the years ended December 31, 2014 and 2013 and $25 million was incurred for the year ended December 31, 2012. The management agreements were amended as part of the October 2013 financing transaction, eliminating the standalone management fees. On October 1, 2014, CERP's subsidiaries' property management agreements were assigned to CES.
Employee Benefit Plans
CEC maintains a defined contribution savings and retirement plan in which employees of CERP may participate. The plan provides for, among other things, pre-tax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings. The Company's reimbursement for CEC's contribution expense was $2 million for each of the years ended December 31, 2014, 2013 and 2012.
CEC also has six frozen deferred compensation plans. Amounts deposited into these deferred compensation plans are unsecured liabilities of CEC, and employees may no longer contribute to these plans. Company matching contributions to the active plan were suspended beginning February 2009, though participants continue to vest in contributions made prior to that date. The expenses charged by CEC to the Company for its employees' participation in these programs are included in the administrative and other services charge discussed above.
Equity Incentive Awards
CEC maintains an equity incentive awards plan under which CEC may issue time-based and performance-based stock options, restricted stock units and restricted stock awards to CERP employees. Although awards under the plan result in the issuance of shares of CEC, the amounts are a component of total compensation for CERP employees and are included in CERP share-based compensation expense. Based on CERP's allocation of cost for these awards, we recognized expense related to share-based awards of $3 million for the year ended December 31, 2014 and $1 million for each of the years ended December 31, 2013 and 2012.
Intellectual Property License Agreements
Each of the CERP properties and certain of their subsidiaries have entered into license agreements with CLC pursuant to which we receive non-exclusive royalty-free licenses to use certain intellectual property, including trademarks and copyrights owned by CLC in connection with the operation of the CERP properties. These license agreements have a termination date of 2023, subject to annual renewal thereafter. The licenses contemplated by the Omnibus Agreement are subject to these licenses.
In addition, certain subsidiaries of the CERP properties have entered into license agreements with CLC and CEOC pursuant to which CLC and CEOC receive non-exclusive royalty-free licenses to use certain property-specific intellectual property owned by the CERP properties, including the right to use the "Rio," "Flamingo," and "Paris" trademarks. These license agreements continue until neither the applicable operating nor the management company manages the applicable property.
Lease Agreements
We lease Octavius Tower to CEOC for approximately $35 million per year and gaming space in The LINQ promenade to The LINQ Hotel for approximately $15 million per year pursuant to separate lease agreements that both expire April 2026. We recognized lease revenue of $50 million, $41 million and $25 million in the years ended December 31, 2014, 2013 and 2012, respectively.
World Series of Poker Tournament Agreement
Pursuant to an agreement with Caesars Interactive Entertainment, Inc. ("CIE"), the World Series of Poker's annual main event is hosted at the Rio All-Suites Hotel and Casino. We are authorized to use certain trademarks related to the tournament and indemnify CEC for liability arising from the use of such trademarks. The agreement is in effect until September 1, 2016, unless earlier terminated pursuant to the agreement's terms. For each of the years ended December 31, 2014, 2013 and 2012, fees incurred under this agreement were $2 million and are recorded in casino expense in the combined and consolidated statements of comprehensive income.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

World Series of Poker Circuit Event Agreement
An agreement with CIE also grants Harrah's Atlantic City the right to host a certain number of World Series of Poker circuit events for $75,000 per event. The agreement is in effect until September 1, 2016, unless earlier terminated pursuant to the agreement's terms. One event was held for the year ended December 31, 2014. No events were held during the years ended December 31, 2013 and 2012.
Other Related Party Arrangements
Centralized Transactions
The Company participates with other CEC subsidiaries in marketing, purchasing, insurance, employee benefit and other programs that are defined, negotiated and managed on a company-wide basis. The Company believes that participating in these consolidated programs is beneficial in comparison to the cost and terms for similar programs that it could negotiate on a stand-alone basis.
Avaya Inc.
Avaya Inc. ("Avaya"), a public communications solutions company, is a TPG portfolio company. CERP and Avaya are parties to a Customer Agreement pursuant to which, among other things, Avaya supplies us with technology products and services, software licenses and support for such products and services. Pursuant to the terms of this agreement, we incurred expenses of approximately $0.3 million, $0.4 million, and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Sabre, Inc.
Sabre, Inc. ("Sabre"), a private travel sector technology company, is a TPG portfolio company. CERP and Sabre are parties to a Hotel Associate Distribution and Services Agreement pursuant to which, among other things, CERP uses Sabre's technology to assist customers with booking hotel rooms. Pursuant to the terms of this agreement, we incurred expenses of approximately $0.2 million during each of the years ended December 31, 2014, 2013 and 2012.
XOJet, Inc.
XOJet, Inc. ("XOJet"), a private aviation company, is a TPG portfolio company. CERP and XOJet are parties to a Custom Membership Program Agreement pursuant to which, among other things, CERP has access to XOJet aircrafts at contractually agreed upon hourly rates. Pursuant to the terms of this agreement, we incurred expenses of approximately $0.1 million during the year ended December 31, 2014.
Note 17 — Subsequent Events

In January 2015, the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel the Caesars controlled group (“CEC Group”) from the plan on the grounds that the bankruptcy of CEOC and certain of its subsidiaries presents an “actuarial risk” to the plan because the CEC Group could be broken up as part of any reorganization in connection with the CEOC bankruptcy. NRF contends that such expulsion has triggered withdrawal liability of approximately $360 million, payable in 80 quarterly payments of approximately$6 million. The CEC Group disputes NRF’s legal and contractual authority to take such action and opposed the NRF actions in the appropriate legal forums, including in the CEOC Bankruptcy proceeding. Caesars believes that its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the very preliminary stages, Caesars cannot currently provide assurance as to the ultimate outcome of the matters at issue. The Company is part of the CEC Group; if the CEC Group is ultimately determined to be liable for such withdrawal liability, each of the members of the CEC Group (including the Company) could be found jointly and severally liable therefor.
The Company filed an initial registration statement on Form S-4 on October 16, 2014, which was declared effective on February 10, 2015. The Company then consummated the exchange offer related to its CERP Notes on March 18, 2015. See Note 7, "Debt."

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18 — Quarterly Results of Operations (Unaudited)

(In millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Net revenues	$492	$538	$535	$500	$2,065
Income/(loss) from operations	60	68	(50)	(122)	(44)
Net loss	(7)	(32)	(148)	(218)	(405)
Total comprehensive loss	(7)	(32)	(148)	(218)	(405)
2013
Net revenues	$482	$527	$507	$463	$1,979
Income/(loss) from operations	44	73	73	(981)	(791)
Net income/(loss)	(9)	43	24	(696)	(638)
Total comprehensive income/(loss)	(6)	43	24	(697)	(636)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weaknesses in the Company’s internal control over financial reporting described below.

The Company’s gaming activities include gaming revenues and cash on hand which are conducted at the property level. These activities are highly regulated and monitored by state and local gaming regulators, including monitoring of internal controls over gaming revenues and cash on hand. The risk assessments and control frameworks related to property level gaming account balances, classes of transactions and related disclosures did not materially change in 2014 and are therefore excluded from these material weaknesses related to the corporate and shared services processes.
In light of the material weaknesses in internal control over financial reporting as of December 31, 2014, prior to the filing of this Form 10-K for the year ended December 31, 2014, management determined that key quarterly and annual controls were performed timely and also performed additional substantive and analytical procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the financial statements. These control activities and substantive and analytical procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting previously described, the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weaknesses Identified Relating to Effectiveness of Risk Assessment, Design and Implementation of Control Activities, Monitoring Activities, and Quality of Information as of December 31, 2014
During the quarter ended September 30, 2014, CEC commenced a risk assessment process and a design and implementation of updated internal control frameworks for non-gaming activities. These processes generally cover all non-gaming activities, including cash and treasury, receivables, property accounting, intangible assets, investments, accounts payable, accrued expenses, income taxes, debt, commitments and contingencies, equity, non-gaming and other revenues, operating expenses, accounting for significant or non-routine transactions, and the financial closing and reporting process. These activities were undertaken to establish control frameworks necessary to support CERP as a stand-alone reporting entity. However, the risk assessment process and the design and implementation of these new control frameworks was not completed as of December 31, 2014, and certain controls were not implemented timely to operate with a sufficient number of instances or for a sufficient period of time to have effective monitoring activities as of December 31, 2014.
Accordingly, management has concluded that its risk assessment process for non-gaming activities did not adequately assess risk at an appropriate level of detail to allow for (i) the design of controls with the appropriate precision and responsiveness to those risks, (ii) the design of controls to validate the completeness and accuracy of underlying data used in the performance of controls over the determination of significant estimates, accounting transactions and disclosures, (iii) the timely and effective implementation of controls, including evidence of operating effectiveness, and (iv) effective monitoring of the controls. Accordingly, a reasonable possibility exists that material misstatements in the Company’s financial statements will not be prevented or detected on a timely basis.
Because of the above described material weaknesses in internal control over financial reporting, management concluded that its internal control over financial reporting was not effective as of December 31, 2014.
Plan for Remediation of the Material Weaknesses
While considerable progress has been made, there are still more controls that need to be implemented or existing controls to be enhanced and the related documentation needs to be completed. We expect to finalize the risk assessment and control design and implementation during 2015 and commence monitoring activities to assess operating effectiveness commencing in the third quarter of 2015. Remediation will require that changed or new controls operate for a sufficient period of time such that effectiveness of those changes is demonstrated with an appropriate amount of consistency. As the Company implements these plans, management may determine that additional steps may be necessary to remediate the material weaknesses. We have assigned owners, who are responsible for implementing and monitoring our remediation plans, as well as executive owners to oversee the necessary remedial changes to the overall design of our internal control frameworks and to address the root causes of the material weaknesses.

Management's Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered
Public Accounting Firm

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition provision established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting
As described above, during the quarter ended December 31, 2014, the Company continued its efforts to design and implement effective controls throughout the organization to respond to recent changes in our Company, including the formation of separate management and internal control for CERP in the third and fourth quarters of 2014. These activities, which were initially commenced in the third quarter of 2014, included enhancements to the risk assessment process, changes to the design and implementation of existing controls and the design and implementation of new controls for non-gaming.
We believe these changes will improve our controls and processes to enable the Company to file their required SEC reports on a timely and accurate basis and are an improvement to our internal control over financial reporting. We expect to finalize our risk assessment and control design and implementation during 2015 and commence the monitoring activities to assess operating effectiveness commencing in the third quarter of 2015. Accordingly, we believe it is reasonably likely that these material weaknesses will continue to affect our internal control over financial reporting. Therefore, management will continue to perform key quarterly and annual controls and additional substantive and analytical procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the financial statements, as discussed above.

ITEM 9B.	Other Information

Not applicable.
PART III

ITEM 10, “Directors, Executive Officers and Corporate Governance;” ITEM 11, “Executive Compensation;” ITEM 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;” and ITEM 13, “Certain Relationships and Related Transactions, and Director Independence” have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 14.	Principal Accountant Fees and Services.

Fees and Services
The following table summarizes the aggregate fees paid or accrued by the Company to Deloitte & Touche LLP during 2014 and 2013:

	2014	2013
	(in millions)
Audit Fees (a)	$5	$2
Audit-Related Fees (b)	—	*
Tax Fees (c)	*	—
Other	—	*
Total	$5	$2
____________________
* Rounds to zero.

(a)	Audit Fees—Fees for audit services billed in 2014 and 2013 consisted of:

•	Audit of the Company’s annual financial statements, including the audits of the various subsidiaries conducting gaming operations as required by the regulations of the respective jurisdictions;

•	Sarbanes-Oxley Act, Section 404 attestation services;

•	Reviews of the Company’s quarterly financial statements; and

•	Services related to the filing of registration statements in 2014.

(b)	Audit-Related Fees—Fees for audit-related services billed in 2013 consisted of quarterly revenue and compliance audits performed at certain of our properties as required by state gaming regulations.

(c)
Tax Fees—Fees for tax services paid in 2014 consisted of tax compliance services, which are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

i.	Federal, state, and local income tax return assistance;

ii.	Requests for technical advice from taxing authorities; and

iii.	Assistance with tax audits and appeals.

•	CERP incurred no fees for tax planning and advice services in 2014 or 2013.
Independent Registered Public Accounting Firm’s Independence
In considering the nature of the services provided by the independent auditor, the CEC Board of Directors determined that such services are compatible with the provision of independent audit services. The CEC Board of Directors discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Policy on Audit Committee Pre-Approval
The services performed by Deloitte & Touche LLP in 2014 and 2013 were pre-approved in accordance with the pre-approval policy and procedures adopted by the CEC Audit Committee at its February 26, 2003 meeting. This policy describes the permitted audit, audit-related, tax, and other services that Deloitte & Touche may perform. Any requests for audit services must be submitted to the CEC Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Except for such services which fall under the de minimis provision of the pre-approval policy, any requests for audit-related, tax, or other services also must be submitted to the CEC Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairperson of the CEC Audit Committee. The Chairperson must update the CEC Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.
In addition, although not required by the rules and regulations of the SEC, the CEC Audit Committee generally requests a range of fees associated with each proposed service. Providing a range of fees for a service incorporates appropriate oversight and control of the independent auditor relationship, while permitting the Company to receive immediate assistance from the independent auditor when time is of the essence.

The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit, tax, and other services under certain circumstances. The provision allows for the pre-approval requirement to be waived if all of the following criteria are met:

1.	The service is not an audit, review, or other attest service;

2.	The estimated fees for such services to be provided under this provision do not exceed a defined amount of total fees paid to the independent auditor in a given fiscal year;

3.	Such services were not recognized at the time of the engagement to be non-audit services; and

4.	Such services are promptly brought to the attention of the CEC Audit Committee and approved by the CEC Audit Committee or its designee.
No fees were approved under the de minimis provision in 2014 and 2013.

PART IV—OTHER INFORMATION

ITEM 15.	Exhibits, Financial Statements and Schedules.

(a)	1. Financial statements of the Company (including related notes to combined and consolidated financial statements) filed as part of this report are listed below:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2014 and 2013.
Combined and Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2014, 2013 and 2012.
Combined and Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012.
Combined and Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.
2.    Financial statement schedules of the Company as follows:
Schedule I—Condensed Financial Information of Registrant Parent Company Only as of December 31, 2014 and 2013 and for the Years Ended December 31, 2014, 2013 and 2012.
Schedule II—Combined and Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2014, 2013 and 2012.
We have omitted schedules other than the ones listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements
3.    Exhibits

Exhibit Number	Description
2.1
Omnibus License and Enterprise Services Agreement, dated as of May 20, 2014, by and among Caesars Enterprise Services, LLC, Caesars Entertainment Operating Company, Inc., Caesars Entertainment Resort Properties LLC and Caesars Growth Properties Holdings, LLC (Incorporated by reference to exhibit 2.1 filed with the Caesars Entertainment Corporation’s Current Report on Form 8-K filed on May 21, 2014).

3.1
Amendment after a name change of Caesars Entertainment Resort Properties, LLC (Incorporated by reference to exhibit 3.1 filed with the Caesars Entertainment Resort Properties, LLC’s Registration Statement on Form S-4 filed on October 16, 2014).

3.2
Operating Agreement of Caesars Entertainment Resort Properties, LLC (Incorporated by reference to exhibit 3.2 filed with the Caesars Entertainment Resort Properties, LLC’s Registration Statement on Form S-4 filed on October 16, 2014).

4.1
Indenture, dated as of October 11, 2013, among the Registrants and U.S. Bank National Association, as trustee, relating to the 8% First-Priority Senior Secured Notes due 2020 (Incorporated by reference to exhibit 4.1 filed with the Caesars Entertainment Corporation’s Current Report on Form 8-K filed on October 15, 2013).

4.2
Second Supplemental Indenture, dated as of October 15, 2014, among the Registrants, U.S. Bank National Association, as trustee, and the other parties thereto relating to the 8% First-Priority Senior Secured Notes due 2020 (Incorporated by reference to exhibit 4.2 filed with the Caesars Entertainment Resort Properties, LLC’s Registration Statement on Form S-4 filed on October 16, 2014).

4.3
Indenture, dated as of October 11, 2013, among the Registrants and U.S. Bank National Association, as trustee, relating to the 11% Second-Priority Senior Secured Notes due 2021 (Incorporated by reference to exhibit 4.2 filed with the Caesars Entertainment Corporation’s Current Report on Form 8-K filed on October 15, 2013).

4.4
Second Supplemental Indenture, dated as of October 15, 2014, among the Registrants and U.S. Bank National Association, as trustee, relating to the 11% Second-Priority Senior Secured Notes due 2021 (Incorporated by reference to exhibit 4.4 filed with the Caesars Entertainment Resort Properties, LLC’s Registration Statement on Form S-4 filed on October 16, 2014).

4.5
Registration Rights Agreement, dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors and Citigroup Global Markets Inc., as representative of the initial purchasers (Incorporated by reference to exhibit 4.3 filed with the Caesars Entertainment Corporation’s Current Report on Form 8-K filed on October 15, 2013).

10.1
First Lien Credit Agreement, dated as of October 11, 2013, by and among the CERP Entities, Citicorp North America Inc., as administrative agent and the lenders party thereto (Incorporated by reference to exhibit 10.1 filed with the Caesars Entertainment Corporation’s Current Report on Form 8-K filed on October 15, 2013).

10.2
First Lien Intercreditor Agreement, dated as of October 11, 2013, by and among the First Lien Collateral Agent, Citicorp North America, Inc., as authorized representative under the credit agreement and U.S. Bank National Association, as the initial other authorized representative (Incorporated by reference to exhibit 10.2 filed with the Caesars Entertainment Corporation’s Current Report on Form 8-K filed on October 15, 2013).

10.3
Second Lien Intercreditor Agreement, dated as of October 11, 2013, by and among Citicorp North America, Inc., as credit agreement agent, U.S. Bank National Association, as other first priority lien obligations agent and U.S. Bank National Association, as second priority agent (Incorporated by reference to exhibit 10.3 filed with the Caesars Entertainment Corporation’s Current Report on Form 8-K filed on October 15, 2013).

10.4
Collateral Agreement (First Lien), dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors, and Citicorp North America, Inc., as collateral agent (Incorporated by reference to exhibit 10.4 filed with the Caesars Entertainment Corporation’s Current Report on Form 8-K filed on October 15, 2013).

10.5
Collateral Agreement (Second Lien), dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors, and U.S. Bank National Association, as collateral agent (Incorporated by reference to exhibit 10.5 filed with the Caesars Entertainment Corporation’s Current Report on Form 8-K filed on October 15, 2013).

10.6
Third Amended and Restated Shared Services Agreement, dated as of October 11, 2013, by and among the CEOC, Caesars Entertainment Resort Properties, LLC, the Casino Resort Borrowers, Caesars Linq, LLC and Caesars Octavius, LLC (Incorporated by reference to exhibit 10.6 filed with the Caesars Entertainment Resort Properties, LLC’s Registration Statement on Form S-4 filed on October 16, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Amended and Restated Limited Liability Company Agreement of Caesars Enterprise Services, LLC (Incorporated by reference to exhibit 99.1 filed with the Caesars Entertainment Corporation’s Current Report on Form 8-K filed on May 21, 2014).

101
The following financial statements from the Company’s Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Combined and Consolidated Statements of Operations, (iii) Combined and Consolidated Statements of Comprehensive Loss, (iv) Combined and Consolidated Statement of Stockholders’ Equity, (v) Combined and Consolidated Statements of Cash Flows, (vi) Notes to Combined and Consolidated Financial Statements.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONDENSED BALANCE SHEETS
(In millions)

	As of December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$63	$74
Total current assets	63	74
Investments in subsidiaries	5,590	2,001
Deferred charges and other	23	26
Deferred income taxes	30	30
Total assets	$5,706	$2,131

Liabilities and Stockholder's Deficit
Current liabilities
Accounts payable	$23	$39
Current portion of long term debt	25	25
Accrued interest payable	97	85
Total current liabilities	145	149
Long-term debt	4,722	4,559
Total liabilities	4,867	4,708
Total stockholder's deficit	839	(2,577)
Total liabilities and stockholder's deficit	$5,706	$2,131

See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Years Ended December 31,
	2014	2013	2012
Net revenues	$—	$—	$—
Operating expenses
Property, general, administrative and other	2	—	—
Write-downs, reserves, and project opening costs, net of recoveries	2	—	—
Loss on interests in subsidiaries	137	232	—
Corporate expense	15	—	—
Acquisition and integration costs	1	—	—
Total operating expenses	157	232	—
Loss from operations	(157)	(232)	—
Interest expense	399	90	—
Loss on early extinguishment of debt	—	37	—
Loss from operations before income taxes	(556)	(359)	—
Benefit for income taxes	(151)	(45)	—
Net loss	(405)	(314)	—
Comprehensive loss	$(405)	$(314)	$—

See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT RESORT PROPERTIES
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities	$(110)	$74	$—
Cash flows from investing activities
Payments to acquire investments	(43)	—	—
Cash flows used in investing activities	(43)	—	—
Cash flows from financing activities

Debt issuance cost and fees	—	(73)	—
Repayments of long term debt	(153)	(4,649)	—
Proceeds from issuance of long-term debt	295	4,238	—
Net contributions from Caesars	—	484	—
Cash flows provided by financing activities	142	—	—
Net increase in cash and cash equivalents	(11)	74	—
Cash and cash equivalents, beginning of period	74	—	—
Cash and cash equivalents, end of period	$63	$74	$—

See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONDENSED FINANCIAL INFORMATION

1.	Background and basis of presentation
Caesars Entertainment Resort Properties, LLC (the "Company") was formed in August 2013, in anticipation of the CERP Financing, as an indirect, 100%-owned subsidiary of Caesars. In May 2014, subsequent to the closing of the CERP Financing and obtaining the required regulatory approvals, the Casino Resort Properties, together with Octavius/Linq Intermediate Holding, LLC (collectively, the "Caesars Entertainment Resort Properties"), were contributed by Caesars to the Company (the "CERP, LLC Merger"). At the time of this transaction, CERP, LLC became the parent of the CERP Properties and as a result of both CERP, LLC and the CERP Properties being commonly controlled by Caesars, the transaction was accounted for as a merger of entities under common control. Consequently, the Company only financial statements are presented as if CERP, LLC were the parent of the CERP Properties since the formation of CERP, LLC in August 2013. Prior to this, the Company did not exist and therefore, no comparative parent company only financial information as of and for the year ended December 31, 2012 is available.
These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of the Company and its subsidiaries exceed 25% of the consolidated net assets of Caesars Entertainment Resort Properties and its subsidiaries. These have been prepared from the date of the Company's inception and presented from a post CERP, LLC Merger perspective. This information should be read in conjunction with the company's combined and consolidated financial statements included elsewhere in this filing.

2.	Commitments, contingencies and long-term obligations
For a discussion of the Company's commitments, contingencies and long term obligations under its senior secured credit facility, see the annual financial information Note 7, "Debt" and Note 12, "Litigation, Contractual Commitments and Contingent Liabilities" of the Company's combined and consolidated financial statements for the year ended December 31, 2014.
3. Restrictions of dividends
For a discussion of the Company's restrictions on dividend payments, see Note 7, "Debt" of the Company's combined and consolidated financial statements for the year ended December 31, 2014.

Schedule II

CAESARS ENTERTAINMENT RESORT PROPERTIES
COMBINED AND CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charge to Other Accounts	Charge-offs Less Recoveries	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2014	$20	$12	$—	$(6)	$26
Year ended December 31, 2013	$33	$—	$—	$(13)	$20
Year ended December 31, 2012	$34	$5	$—	$(6)	$33

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC.

April 15, 2015	By:	/S/ ERIC HESSION
Name: Eric Hession
Title: Treasurer and Manager
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/S/ GARY W. LOVEMAN
Gary W. Loveman	President and Manager (Principal Executive Officer)	April 15, 2015
/S/ ERIC HESSION
Eric Hession	Treasurer and Manager (Principal Financial Officer)	April 15, 2015