Form 10-Q
period 2015-03-31
Caesars Entertainment Resort Properties, LLC
filed 2015-05-11
CIK 1610979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
 _________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ (Note: The Registrant became subject to the filing requirements of the Act on February 10, 2015.)
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Not Applicable.
The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with a reduced disclosure format as permitted by General Instruction H(2).

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents ($90 and $70 attributable to our VIE)	$302	$259
Receivables, net ($2 and $1 attributable to our VIE)	66	62
Due from affiliates ($54 and $65 attributable to our VIE)	54	65
Prepayments and other current assets ($21 and $11 attributable to our VIE)	74	67
Inventories	9	9
Total current assets	505	462
Property and equipment, net ($12 and $5 attributable to our VIE)	5,016	5,006
Goodwill	1,402	1,402
Intangible assets other than goodwill	330	342
Deferred charges and other ($1 and $1 attributable to our VIE)	70	72
Total assets	$7,323	$7,284
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable ($71 and $90 attributable to our VIE)	$127	$130
Accrued expenses and other liabilities ($39 and $17 attributable to our VIE)	171	147
Interest payable	149	98
Deferred income taxes	54	54
Current portion of long-term debt	38	39
Total current liabilities	539	468
Long-term debt	4,693	4,735
Deferred income taxes	1,188	1,209
Deferred credits and other	8	9
Total liabilities	6,428	6,421
Commitments and contingencies (Note 10)
Stockholder’s equity
Contributed capital	1,959	1,932
Accumulated deficit	(1,090)	(1,093)
Total CERP stockholder’s equity	869	839
Noncontrolling interests	26	24
Total stockholder’s equity	895	863
Total liabilities and stockholder’s equity	$7,323	$7,284

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2015	2014
Revenues
Casino	$283	$267
Food and beverage	132	129
Rooms	129	125
Other	72	61
Less: casino promotional allowances	(88)	(90)
Net revenues	528	492

Operating expenses
Direct
Casino	139	149
Food and beverage	62	60
Rooms	33	34
Property, general, administrative, and other	125	122
Depreciation and amortization	49	49
Write-downs, reserves, and project opening costs, net of recoveries	2	4
Corporate expense	12	14
Total operating expenses	422	432

Income from operations	106	60
Interest expense	(101)	(91)

Income/(loss) before income taxes	5	(31)
Income tax benefit/(provision)	(2)	24

Net income/(loss)	$3	$(7)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER’S EQUITY
(UNAUDITED)
(In millions)

	CERP Stockholder
	Contributed Capital	Accumulated Deficit	Total CERP Stockholder’s Equity	Noncontrolling Interest	Total Stockholder’s Equity
Balance as of December 31, 2013	$1,841	$(688)	$1,153	$—	$1,153
Net loss	—	(7)	(7)	—	(7)
Usage of parent and affiliate tax attributes	(13)	—	(13)	—	(13)
Balance as of March 31, 2014	$1,828	$(695)	$1,133	$—	$1,133

Balance as of December 31, 2014	$1,932	$(1,093)	$839	$24	$863
Net income	—	3	3	—	3
Usage of parent and affiliate tax attributes	23	—	23	—	23
Share-based compensation and other	4	—	4	—	4
Increase in noncontrolling interests, net of distributions	—	—	—	2	2
Balance as of March 31, 2015	$1,959	$(1,090)	$869	$26	$895

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities	118	40
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(34)	(45)
Other	2	—
Cash flows from investing activities	(32)	(45)
Cash flows from financing activities
Payment of debt issuance and extension fees	—	(7)
Proceeds from issuance of long-term debt	35	—
Repayments of long-term debt	(80)	(8)
Contributions from other CES Members	2	—
Cash flows from financing activities	(43)	(15)
Net increase/(decrease) in cash and cash equivalents	43	(20)
Cash and cash equivalents, beginning of period	259	182
Cash and cash equivalents, end of period	$302	$162
Supplemental cash flow information:
Cash paid for interest	$48	$84
Non-cash investing and financing activities:
Change in accrued capital expenditures	10	(9)
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In these footnotes, the words “CERP,” “Company,” “we,” “us,” and “our” refer to Caesars Entertainment Resort Properties, LLC, and its consolidated subsidiaries unless otherwise stated or the context requires otherwise.
Note 1 — Organization and Basis of Presentation and Consolidation
Organization
Caesars Entertainment Resort Properties, LLC (“CERP”) is a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation (“CEC”). CERP was formed in August 2013 from the Casino Resort Properties (as defined below), plus the acquisition of The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas (“Octavius Tower”) from Caesars Entertainment Operating Company, Inc. (“CEOC”). We also own six casinos: (1) Harrah’s Las Vegas, (2) Rio All-Suites Hotel and Casino, (3) Flamingo Las Vegas, (4) Harrah’s Atlantic City, (5) Paris Las Vegas, and (6) Harrah’s Laughlin (collectively, the “Casino Resort Properties”).
The LINQ is an open-air dining, entertainment, and retail promenade located between The LINQ Hotel & Casino (“The LINQ Hotel,” formerly The Quad Resort & Casino) and the Flamingo Las Vegas, on the east side of the Las Vegas Strip. It also features a 550-foot observation wheel, the High Roller, which opened at the end of first quarter 2014. We lease the gaming space in this corridor to The LINQ Hotel, which is a subsidiary of Caesars Growth Partners, LLC (“CGP LLC”), and lease other space to third-party lessees. We also lease Octavius Tower to CEOC (see Note 11, “Related Party Transactions”).
We view each property, including The LINQ promenade, as an operating segment and aggregate such properties into one reportable segment.
Basis of Presentation and Consolidation
CERP was formed in August 2013, in anticipation of the CERP Financing (as defined and described in Note 6, “Debt”), as an indirect, wholly owned subsidiary of CEC. In May 2014, subsequent to the closing of the CERP Financing and obtaining the required regulatory approvals, the Casino Resort Properties, together with Octavius/Linq Intermediate Holding, LLC (collectively, the “Caesars Entertainment Resort Properties”), were contributed by CEC to CERP (the “CERP, LLC Merger”). Because CERP and the Caesars Entertainment Resort Properties were commonly controlled by CEC for all periods subsequent to CERP’s formation in August 2013, the CERP, LLC Merger was accounted for as a merger of entities under common control. Accordingly, the accompanying financial statements of CERP and each of its subsidiaries (which are comprised solely of the Caesars Entertainment Resort Properties) for all dates and periods subsequent to CERP’s formation are presented on a consolidated basis as if the CERP, LLC Merger had occurred at the date of CERP’s formation in August 2013.
Our transactions with CEC, CEOC, and CGP LLC have been identified as transactions between related parties (See Note 11, “Related Party Transactions”).
The accompanying unaudited consolidated condensed financial statements of CERP have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable for interim periods and, therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Due to the inherent uncertainties in making these estimates, actual amounts could differ. The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2015 fiscal year.
This document should be read in conjunction with our consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 which were included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Formation of Caesars Enterprise Services, LLC and Consolidation as a Variable Interest Entity
Caesars Enterprise Services, LLC (“CES”) is a services joint venture by and among CEOC, CERP, and Caesars Growth Properties Holdings, LLC (“CGPH” and, together with CERP and CEOC, the “Members” and each a “Member”) that manages certain enterprise assets and the other assets it owns, licenses or controls, and employs certain of the corresponding employees and other employees who previously provided services to CEOC, CERP and CGPH, their affiliates and their respective properties and systems under each property’s corresponding property management agreement. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages, subject to annual review. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements.
CES is a "pass-through" entity that serves on behalf of its Members at a cost-basis, and is contractually required to fully allocate its costs. CES is designed to have no net income; therefore, any such net income or loss is immaterial and will be subject to allocation in the subsequent period.
See further discussion in Note 11, “Related Party Transactions.”
CES has been determined to be a variable interest entity (“VIE”), and we have concluded that we are the primary beneficiary of the VIE and are required to consolidate CES. We continually monitor this VIE to determine if any events have occurred that could cause the primary beneficiary to change.
Note 2 — Litigation
Over the course of several years, a former customer of the Rio All-Suites Hotel and Casino gambled with approximately $10 million in cashier’s checks. The customer later pleaded guilty to fraud in connection with a mortgage brokerage business. The mortgage brokerage business was placed in bankruptcy in California, where a bankruptcy trustee sought to recover the $10 million from Rio Properties, LLC (the “Rio”). The claims were based on a fraudulent conveyance theory under the bankruptcy code. On March 29, 2010, the U.S. District Court Central District of California granted our motion to move the case from the bankruptcy court to the district court. On June 10, 2010, the district court granted our motion to transfer the case to the federal district court in Las Vegas. A trial was held in January and February 2014. The jury found for the Rio on 59 of the 66 alleged transfers and for the trustee on the remaining seven transfers. The total amount awarded to the trustee was $1.48 million, which was accrued as of March 31, 2014. Both parties filed post-trial motions relating to whether the judgment should be reduced by a prior settlement with a separate defendant and whether the trustee was entitled to recover pre-judgment interest under California law. On May 8, 2014, the district court issued a ruling finding that the judgment should not be reduced by the prior settlement, that the trustee was entitled to recover prejudgment interest under California law at seven percent per annum, and that pre-judgment interest would accrue from the date the complaint was filed in 2008. Finally, the Court rejected the trustee’s claim that he was entitled to recover all of his costs in bringing the action, holding that because the Rio prevailed as to the majority of the issues, the trustee could only recover 15 percent of his costs. Following these rulings, the parties entered into an agreement settling the litigation for a total payment of $2.1 million. The matter has now concluded.
In connection with a Birthday Cash promotional offer by Harrah’s Atlantic City, on March 19, 2010, the Superior Court of New Jersey entered a summary judgment in favor of a modified class of approximately 79,000 plaintiffs. The summary judgment found that Harrah’s Atlantic City violated the New Jersey Truth in Consumer Contract, Warranty and Notice Act. The penalty is $100 per incident, amounting to a potential exposure of up to $7.9 million. In March 2012, the judge held that the damages class, if any, should be based upon the number of individuals who redeemed certificates, not the number of certificates redeemed (as some plaintiffs had multiple certificates). As a result, the potential exposure under the judge’s ruling was decreased to $5.2 million. After the case was stayed to wait for a pending case in the New Jersey Supreme Court, the court reopened the case in July 2013. The decision in the New Jersey Supreme Court case clarified two aspects of the New Jersey Truth in Consumer Contract, Warranty and Notice Act, which support our contention that the existing judgment against us should be vacated and the case dismissed in our favor. In November 2013, the court denied both parties’ motions for reconsideration. In December 2013, we filed a motion to stay the judgment pending appeal, and in January, the court granted the stay and we filed an appeal. In February 2014, per the court’s stay order, we posted into an escrow account the potential exposure under the judge’s ruling in the amount of $5.2 million plus attorneys’ fees. No amount has been accrued at this time. The matter is now on appeal and has been fully briefed.
CEOC Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 issued by CEOC (the “CEOC 10.00% Second-Priority Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the “Second Lien Lawsuit”) in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP LLC, Caesars Acquisition Company (“CAC”), CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the CEOC 10.00% Second-

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. Vice Chancellor Glasscock denied the motion to dismiss with respect to CEC on March 18, 2015. Subsequently, plaintiffs advised the judge presiding over the CEOC bankruptcy proceeding that they would pursue in this litigation only those claims alleging that CEC remains liable under the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes.
On November 25, 2014, UMB Bank, as successor indenture trustee for CEOC’s 8.50% Senior Secured Notes due 2020 (the “CEOC 8.50% Senior Secured Notes”), filed a verified complaint in Delaware Chancery Court against CERP, CEC, CEOC, CAC, CGP LLC, CES, and against individual past and present CEC board members Loveman, Benjamin, Bonderman, Davis, Press, Rowan, Sambur, Hession, Colvin, Kleisner, Swann, Williams, Housenbold, Cohen, Stauber, and Winograd, alleging generally that defendants improperly stripped CEOC of certain assets, wrongfully affected a release of CEC’s parent guarantee of the CEOC 8.50% Senior Secured Notes and committed other wrongs. Among other things, UMB Bank asked the court to appoint a receiver over CEOC. In addition, the suit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary, equitable and declaratory relief. The lawsuit has been automatically stayed with respect to CEOC during its Chapter 11 bankruptcy process. Pursuant to the RSA, the lawsuit also has been stayed in its entirety, with the consent of all of the parties to it. The consensual stay will expire upon the termination of the RSA.
The Company believes that the claims and demands described above against CERP are without merit and intends to defend itself vigorously. The claims against CEOC have been stayed due to the Chapter 11 process and, in some instances, the actions against CEC have been allowed to continue. At the present time, the Company believes that it is not probable that a material loss will result from the outcome of these matters. However, the noteholder disputes are in their very preliminary stages and discovery has only recently begun in some of them. We cannot provide assurance as to the outcome of any of the noteholder disputes or of the range of potential losses should any of the noteholder disputes ultimately be resolved against the defendants including CERP, due to the inherent uncertainty of litigation and the current stage of these litigations. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, and should a court find in favor of the claimants in any of these noteholder disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Other Matters
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our combined and consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Note 3 — Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance amending the existing requirements for the presentation of debt issuance costs. The amendments to the guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The balance of unamortized debt issuance costs was $22 million as of March 31, 2015. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. Early adoption is permitted. We expect to adopt this standard in the second quarter of 2015.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4 — Property and Equipment, net

(In millions)	March 31, 2015	December 31, 2014
Land and land improvements	$2,493	$2,493
Buildings and improvements	2,664	2,655
Furniture, fixtures, and equipment	598	591
Construction in progress	116	87
Total property and equipment	5,871	5,826
Less: accumulated depreciation	(855)	(820)
Total property and equipment, net	$5,016	$5,006
Interest capitalized was primarily related to The LINQ promenade and was $1 million and $8 million for the three months ended March 31, 2015 and 2014, respectively.
Depreciation Expense

	Three Months Ended March 31,
(In millions)	2015	2014
Depreciation expense	$35	$37
Note 5 — Goodwill and Other Intangible Assets
Changes in the Carrying Value of Goodwill and Other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2014	$305	$1,402	$37
Impairments	—	—	—
Amortization expense and other	(12)	—	—
Balance as of March 31, 2015	$293	$1,402	$37
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	March 31, 2015				December 31, 2014
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	6.2	$682	$(389)	$293	$682	$(377)	$305

Trademarks				37			37

Total intangible assets other than goodwill				$330			$342

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6 — Debt

	Final Maturity	Rate	Face Value	Book Value	Book Value
(Dollars in millions)		March 31, 2015			December 31, 2014
Secured Debt
CERP Senior Secured Loan	2020	7.00%	$2,469	$2,426	$2,431
CERP Revolver	2018	various	145	145	180
CERP First Lien Notes	2020	8.00%	1,000	995	994
CERP Second Lien Notes	2021	11.00%	1,150	1,142	1,142
Capitalized Lease Obligations	to 2017	various	11	11	13
Other Unsecured Borrowings
Other	2016	0.00% - 6.00%	12	12	14
Total debt			4,787	4,731	4,774
Current portion of long-term debt			(38)	(38)	(39)
Long-term debt			$4,749	$4,693	$4,735

Current Portion of Long-Term Debt
The current portion of long-term debt as of March 31, 2015 is primarily related to required annual principal payments on our senior secured loan and interim principal payments on other unsecured borrowings and capitalized lease obligations.
Debt Discounts
As of March 31, 2015 and December 31, 2014, book values are presented net of unamortized discounts of $56 million and $58 million, respectively.
Fair Value
As of March 31, 2015 and December 31, 2014, the fair value of our debt was $4,502 million and $4,535 million, respectively. The fair value of the debt has been estimated based on the borrowing rates available as of March 31, 2015, for debt with similar terms and maturities. The fair value of our debt is primarily classified within level 2 in the fair value hierarchy.

CERP Financing
CERP Credit Facilities
As of March 31, 2015, our credit facilities provided for an aggregate principal amount of up to $2,770 million, consisting of senior secured term loans in an aggregate principal amount of $2,500 million (“CERP Term Loans”) and a senior secured revolving credit facility in an aggregate principal amount of up to $270 million (collectively, the “Senior Secured Credit Facilities”). We refer to this refinancing transaction as the “CERP Financing.” The CERP Term Loans require scheduled quarterly payments of $6 million, with the balance due at maturity.
CERP Notes
As of March 31, 2015, we had outstanding $1,000 million aggregate principal amount of 8.0% first-priority senior secured notes due 2020 and $1,150 million aggregate principal amount of 11.0% second-priority senior secured notes due 2021 (together with the 8.0% first-priority senior secured notes due 2020, the “CERP Notes”).

Registration Statement
In connection with the CERP Financing, we committed to register the CERP notes originally issued pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Initial CERP Notes”) under a registration statement with the SEC by November 17, 2014. Accordingly, we filed an initial registration statement on Form S-4 (the “Registration Statement”) on October 16, 2014 and Amendments to such Registration Statement on November 25, 2014, December 24, 2014, and February 9, 2015. The Registration Statement was declared effective on February 10, 2015 (the “Effective Date”).

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Since the Effective Date was not within 180 days following the CERP, LLC Merger, the Company incurred additional interest on the Initial CERP Notes of 0.25% annually beginning November 17, 2014, which increased to 0.50% annually from February 17, 2015 until the consummation of the exchange offer on March 18, 2015. Upon the consummation of the exchange offer, the Initial CERP Notes that were exchanged were replaced with new notes (the “Exchange Notes” and, together with the Initial CERP Notes, the “CERP Notes”), whose terms are substantially identical to that of the Initial CERP Notes, except that the Exchange Notes have no transfer restrictions or registration rights. The CERP Notes are co-issued, as well as fully and unconditionally guaranteed, jointly and severally, by the Company and each of its wholly owned subsidiaries on a senior secured basis. In addition, CERP is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
CERP Restrictive Covenants
The CERP Notes and CERP Term Loans include negative covenants, subject to certain exceptions, and contain customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions in the case of the Senior Secured Credit Facilities).
The CERP Term Loans also contain certain customary affirmative covenants and require that we maintain a senior secured leverage ratio (“SSLR”) of no more than 8.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined (“CERP Adjusted EBITDA”).
Note 7 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances, with the cost of providing such allowances included in casino expenses as indicated in the following tables.
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended March 31,
(In millions)	2015	2014
Food and Beverage	$46	$47
Rooms	37	39
Other	5	4
	$88	$90
Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended March 31,
(In millions)	2015	2014
Food and Beverage	$27	$30
Rooms	14	16
Other	3	3
	$44	$49

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8 — Income Taxes
Income Tax Allocation

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Income tax benefit/(provision) applicable to:
Income before income taxes	$(2)	$24
Effective tax rate	40.0%	77.4%
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our consolidated condensed balance sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.

The effective tax rate for the three months ended March 31, 2015 and 2014 was 40.0% and 77.4%, respectively. The effective tax rate expense in 2015 was unfavorably impacted primarily by state taxes and nondeductible expenses. The effective tax rate benefit for 2014 was favorably impacted primarily by a decrease in uncertain state tax positions.
We believe that it is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2015 will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that an adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.

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
Note 9 — Contractual Commitments and Contingent Liabilities
As of March 31, 2015, our estimated interest payments for the rest of the year ending December 31, 2015 are $349 million, for the years ended December 31, 2016 through 2019 are $394 million, $405 million, $410 million, and $403 million, respectively, and $489 million in total thereafter through maturity. See Note 6, “Debt.”
During the three months ended March 31, 2015, we have entered into no material contractual commitments outside of the ordinary course of business.
Note 10 — Supplemental Cash Flow Information
The following table reconciles our interest expense, net of capitalized interest, per the consolidated condensed statements of comprehensive income to cash paid for interest per the consolidated condensed statements of cash flows.

	Three Months Ended March 31,
(In millions)	2015	2014
Interest expense	$101	$91
Adjustments to reconcile to cash paid for interest:
Net change in accrued interest	(51)	(12)
Amortization of debt issuance costs	(1)	(1)
Net amortization of discounts and premiums	(2)	(2)
Capitalized interest	1	8
Cash paid for interest	$48	$84

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11 — Related Party Transactions
Summary of Related Party Transactions

	Three Months Ended March 31,
(In millions)	2015	2014
Expenses Allocated from CERP
Shared services expenses allocated by CERP to CES Members	$113	$—

Expenses Allocated to CERP
CEOC Shared Services Agreement
Casino operating expenses	10	24
Food and beverage operating expenses	9	3
Rooms operating expenses	6	6
Property, general, administrative, and other	(14)	28
Corporate expense	3	14
Total expenses allocated to CERP under the CEOC shared services agreement	14	75

Employee benefit plans expense allocated by CEC	2	1
Equity incentive awards allocated by CEC	3	—

Other Related Party Transactions
Lease revenue received	23	24
Services Joint Venture
CES provides certain corporate management and administrative operations to the Members, and the cost of these services are allocated among the Members which include CEOC.
On January 15, 2015 (the “Petition Date”), CEOC, a majority-owned subsidiary of CEC, and certain of CEOC’s wholly owned subsidiaries voluntarily filed for reorganization (the “Bankruptcy Petitions”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”). During the three months ended March 31, 2015, CERP, through CES, allocated $89 million of expenses to CEOC. Amounts owed to the Company from CEOC have been paid in full, and, subsequent to the Petition Date, CEOC continues to make regularly scheduled payments to the Company for expense allocations.
CEOC Shared Services Agreement
Pursuant to a shared services agreement, CEOC had provided CERP (and provided their respective, prior managers) with certain corporate management and administrative operations, and the costs of these services were allocated among us and all of CEC’s operating subsidiaries. The 2013 amounts noted in the table above differ from those previously disclosed due to the inclusion of certain additional allocated costs that had been incorrectly omitted from the previous disclosure; also, certain of the 2013 amounts have been reclassified to conform to the 2014 presentation. In May 2014, the Members entered into a services joint venture, CES, and the Omnibus License and Enterprise Services Agreement (the “Omnibus Agreement”). See Note 1, “Organization and Basis of Presentation and Consolidation.”
Transactions with CEC
Employee Benefit Plans
CEC maintains a defined contribution savings and retirement plan in which employees of CERP may participate. The plan provides for, among other things, pre-tax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings (subject to certain IRS and plan limits).

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Equity Incentive Awards
CEC maintains an equity incentive awards plan under which CEC may issue time-based and performance-based stock options, restricted stock units and restricted stock awards to CERP employees. Although awards under the plan result in the issuance of shares of CEC, because CERP is a consolidated subsidiary of CEC, the amounts are included in CERP share-based compensation expense as a component of total compensation for CERP employees.
Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Capital LP (“TPG”) (collectively, the “Sponsors”). As of March 31, 2015, Hamlet Holdings beneficially owned the majority of CEC’s common stock.
CEC has a services agreement with the Sponsors relating to the provision of financial and strategic advisory services and consulting services. The Sponsors granted a waiver of the monitoring fees for management services; however, CEC reimburses the Sponsors for expenses they incur related to these management services. The reimbursed expenses allocated to CERP are included in corporate expense in the table above and totaled $3 million and $14 million for the three months ended March 31, 2015 and 2014.
We may engage in transactions with companies owned or controlled by affiliates of the Sponsors in the normal course of business. We believe such transactions are conducted at fair value and no material transactions occurred during the period presented. In addition, certain entities affiliated with or under the control of our Sponsors may from time to time transact in and hold our debt securities, and participate in any modifications of such instruments on terms available to any other holder of our debt.
Intellectual Property License Agreements
Each of the CERP properties and certain of their subsidiaries have entered into license agreements with Caesars License Company, LLC (“CLC”) pursuant to which we receive non-exclusive royalty-free licenses to use certain intellectual property, including trademarks and copyrights owned by CLC in connection with the operation of the CERP properties. These license agreements have a termination date of 2023, subject to annual renewal thereafter. The licenses contemplated by the Omnibus Agreement are subject to these licenses.
In addition, certain subsidiaries of the CERP properties have entered into license agreements with CLC and CEOC pursuant to which CLC and CEOC receive non-exclusive royalty-free licenses to use certain property-specific intellectual property owned by the CERP properties, including the right to use the “Rio,” “Flamingo,” and “Paris” trademarks. These license agreements continue until neither the applicable operating nor the management company manages the applicable property.
Lease Agreements
We lease Octavius Tower to CEOC for approximately $35 million per year and gaming space in The LINQ promenade to The LINQ Hotel for approximately $15 million per year pursuant to separate lease agreements that both expire April 2026.
World Series of Poker Agreements
Pursuant to an agreement with Caesars Interactive Entertainment, Inc. (“CIE”), the World Series of Poker’s annual main event is hosted at the Rio All-Suites Hotel and Casino. An agreement with CIE also grants Harrah’s Atlantic City the right to host a certain number of World Series of Poker circuit events for $75,000 per event. Both agreements are in effect until September 1, 2016, unless earlier terminated pursuant to each agreement’s terms. Fees incurred under these agreements are recorded in casino expense in the consolidated condensed statements of operations.
Centralized Transactions
In addition, the Company participates with other CEC subsidiaries in marketing, purchasing, insurance, employee benefit and other programs that are defined, negotiated and managed on a company-wide basis. The Company believes that participating in these consolidated programs is beneficial in comparison to the cost and terms for similar programs that it could negotiate on a stand-alone basis.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment Resort Properties, LLC for the three months ended March 31, 2015 and 2014 should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in CERP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 10-K”).
Note references are to the notes to consolidated condensed financial statements included in Item 1, “Unaudited Financial Statements.”
In the discussion below, the words “CERP,” “Company,” “we,” “us,” and “our” refer to Caesars Entertainment Resort Properties, LLC and its consolidated subsidiaries, unless otherwise stated or the context requires otherwise.
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
Overview
CERP is a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation (“CEC”). We own six casinos: (1) Harrah’s Las Vegas, (2) Rio All-Suites Hotel and Casino, (3) Flamingo Las Vegas, (4) Harrah’s Atlantic City, (5) Paris Las Vegas, and (6) Harrah’s Laughlin (collectively, the “Casino Resort Properties”) as well as The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas ("Octavius Tower").
The LINQ promenade is an open-air dining, entertainment, and retail promenade located between The LINQ Hotel & Casino ("The LINQ Hotel") and the Flamingo Las Vegas, on the east side of the Las Vegas Strip. It also features a 550-foot observation wheel, the High Roller, which opened at the end of first quarter 2014. We lease the gaming space in this corridor to The LINQ Hotel, which is a subsidiary of Caesars Growth Partners, LLC ("CGP LLC"), and lease other space to third-party lessees. We also lease Octavius Tower to Caesars Entertainment Operating Company, Inc. (“CEOC”).
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
Consolidated Operating Results

	Three Months Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2015	2014
Casino revenues	$283	$267	6.0%
Net revenues	$528	$492	7.3%
Income from operations	$106	$60	76.7%
Net income/(loss)	$3	$(7)	*
Property EBITDA (1)	$169	$127	33.1%
Operating margin (2)	20.1%	12.2%	7.9 pts
___________________

(1)
See the Reconciliation of Non-GAAP Financial Measures discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of net income to Property EBITDA.

(2)	Operating margin is calculated as income from operations divided by net revenues.

*	Not meaningful.

Key Performance Metrics
Our revenues and operating performance are dependent upon the volume of customers at our resorts, which affects the price we can charge for our hotel rooms and other amenities, and directly impacts our gaming volumes. We use the following key performance indicators to evaluate gaming and hotel revenue for our properties.
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
Net revenues increased $36 million, or 7.3%, in the first quarter of 2015 compared with the prior year quarter. The increase was primarily due to a $16 million increase in casino revenue, mainly driven by favorable hold in Las Vegas and an increase in other revenues of $11 million. Other revenues increased primarily due to the opening of The LINQ promenade and the High Roller, which opened at the end of the first quarter of 2014, and the resulting third-party and entertainment revenues. In addition, rooms revenue increased $4 million due to the increase in ADR to $112 in 2015 from $104 in the prior year quarter, which more than offset the slight decline in occupancy rates.
Income from operations increased $46 million, or 76.7%, in the first quarter of 2015 compared with the prior year quarter. The increase is primarily due to the increase in net revenues described above combined with a $10 million decrease in casino operating expenses resulting primarily from a reduction in marketing costs.
Other Factors Affecting Net Income

	Three Months Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2015	2014
Interest expense	$101	$91	(11)%
Income tax benefit/(provision)	(2)	24	*
___________________

*	Not meaningful.
Interest Expense
Interest expense increased $10 million, or 11.0%, in the first quarter of 2015 compared with the prior year quarter primarily due to a reduction in the amount of interest capitalized due to the completion of The LINQ promenade in 2014, increased utilization of the revolving credit facility, and the additional interest incurred on the CERP notes prior to the consummation of the exchange offer.
Income Taxes

The effective tax rate for the three months ended March 31, 2015 and 2014 was 40.0% and 77.4%, respectively. The effective tax rate expense in 2015 was unfavorably impacted primarily by state taxes and nondeductible expenses. The effective tax rate benefit for 2014 was favorably impacted primarily by a decrease in uncertain state tax positions.

Liquidity and Capital Resources
Liquidity Discussion and Analysis
As of March 31, 2015, our cash and cash equivalents totaled $302 million as of March 31, 2015, including $90 million attributable to CES. CES is a variable interest entity that is consolidated by CERP. CEOC, CGPH and CERP, together, control CES through the CES steering committee, which is comprised of one representative from each of CEOC, CGPH and CERP. Therefore, all decisions regarding the liquidity and capital resources of CES are made by the CES steering committee. Our operating cash inflows are typically used for operating expenses, debt service costs and working capital needs.
We are highly leveraged and a significant amount of our liquidity needs are for debt service. As of March 31, 2015, we had $4,787 million face value of indebtedness outstanding including capital lease indebtedness. See Note 6, “Debt” for additional information relating to our indebtedness and related restrictive covenants. Cash paid for interest for the three months ended March 31, 2015 was $48 million.
Our estimated annual debt and interest payments are as follows:

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt, face value	$29	$36	$26	$170	$25	$4,501	$4,787
Estimated interest payments	349	394	405	410	403	489	2,450
	$378	$430	$431	$580	$428	$4,990	$7,237
Our ability to fund our operations, pay our debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our existing debt could impact our ability to secure additional funds through financing activities. We believe that our cash and cash equivalents balance, our cash flows from operations, and/or financing available under our revolving credit facility will be sufficient to meet our normal operating requirements, to fund planned capital expenditures, and to fund debt service during the next 12 months and the foreseeable future.
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
Capital Spending and Development
We incur capital expenditures in the normal course of business and we perform ongoing refurbishment and maintenance at our existing casino entertainment facilities to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities, while cash used for development projects is typically funded from established debt programs, specific project financing, and additional debt offerings.
For the three months ended March 31, 2015, our capital spending totaled $34 million, net of a decrease in related payables of $10 million.

Projected Capital Expenditures for 2015
(In millions)	Low	High
CERP	$130	$200
CES	30	50
Total	$160	$250
Approximately 73% of the projected capital expenditures for CES are expected to be funded by CGPH and CEOC.

Related-Party Transactions
We participate with CEOC and other CEC subsidiaries in marketing, purchasing, insurance, employee benefit, and other programs that are defined, negotiated and managed by CES. The Company believes that participating in these consolidated programs is beneficial in comparison to the cost and terms for similar programs that it could negotiate on a stand-alone basis. For a more complete description of the nature and extent of these transactions, see Note 11, “Related Party Transactions.”
Other Obligations and Commitments
As of March 31, 2015, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2014 10-K.
Reconciliation of Non-GAAP Financial Measures
Property EBITDA is presented as a supplemental measure of the Company’s performance. Property EBITDA is defined as revenues less property operating expenses and is comprised of net income before (i) interest expense, net of interest capitalized and interest income, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that we do not consider indicative of our ongoing operating performance at an operating property level. In evaluating Property EBITDA you should be aware that, in the future, we may incur expenses that are the same or similar to some of the adjustments in this presentation. The presentation of Property EBITDA should not be construed as an inference that future results will be unaffected by unusual or unexpected items.
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
Reconciliation of Net Income/(Loss) to Property EBITDA

	Three Months Ended March 31,
(In millions)	2015	2014
Net income/(loss)	$3	$(7)
Income tax (benefit)/provision	2	(24)
Income/(loss) before income taxes	5	(31)
Interest expense	101	91
Income from operations	106	60
Depreciation and amortization	49	49
Write-downs, reserves, and project opening costs, net of recoveries	2	4
Corporate expense	12	14
Property EBITDA	$169	$127

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q contains or may contain “forward- looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events.
Further, statements that include words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout this report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward- looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
In addition to the risk factors set forth above, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

▪	the impact of our substantial indebtedness and the restrictions in our debt agreements;

•
our dependence on CES and its management for services pursuant to the Omnibus Agreement, access to intellectual property rights, the Total Rewards loyalty program, its customer database and other services, rights and information, and our dependence on Caesars Entertainment’s management;

▪	our ability to use Caesars Entertainment’s customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same-store or hotel sales;

▪	the effects of CEOC’s bankruptcy filing on us and Caesars Entertainment, and the interest of various creditors and other constituents;

▪	the impact of a bankruptcy by other third parties that we depend on;

▪	the effects of competition, including locations of competitors, growth of online gaming, competition for new licenses and operating and market competition;

▪	reductions in consumer discretionary spending due to economic downturns or other factors;

▪	continued growth in consumer demand for non-gaming replacing demand for gambling;

▪	our ability to renew our agreement to host the World Series of Poker’s Main Event;

▪	our ability to retain our resident performers on acceptable terms;

▪	uncertainty in the completion of projects neighboring our properties that are expected to be beneficial to our properties;

▪	our ability to realize any or all of our projected cost savings;

▪
changes in the extensive governmental regulations to which we are subject, and changes in laws, including increased tax rates, smoking bans, gaming regulations or accounting standards, third-party relations and approvals, and decisions, disciplines and fines of courts, regulators and governmental bodies;

▪	any impairments to goodwill, indefinite-lived intangible assets, or long- lived assets that we may incur;

▪
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

▪	fluctuations in energy prices;

▪	work stoppages and other labor problems;

▪	the impact, if any, of unfunded pension benefits under multi-employer pension plans;

▪	our ability to recover on credit extended to our customers;

▪
the potential difficulties in employee retention and recruitment as a result of our substantial indebtedness, the ongoing downturn in the gaming industry, the restructuring of CEOC or any other factor;

▪	differences in our interests and those of our Sponsors;

▪	damage caused to our brands due to the unauthorized use of our brand names by third parties;

▪	the failure of Caesars Entertainment to protect the trademarks that are licensed to us;

▪
litigation outcomes, including, but not limited to, the proceedings described under “Bondholder Disputes” in Item 3, “Legal Proceedings,” and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions, and fines and taxation;

▪	our ability to access additional capital on acceptable terms or at all;

▪	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

▪	our exposure to environmental liability, including as a result of unknown environmental contamination;

▪	our ability to recoup costs of capital investments through higher revenues;

▪	access to insurance on reasonable terms for our assets;

▪	the effects of compromises to our information systems or unauthorized access to confidential information or our customers’ personal information;

▪	the effects of deterioration in the success of third parties adjacent to our business; and

•	the other factors set forth under “Risk Factors” above and in our Annual Report on Form 10-K for the year ended December 31, 2014.
You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk in 2015. For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2015. Based on that evaluation and considering the material weaknesses in internal control over financial reporting reported in Part II, Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015.

In light of the material weaknesses as of March 31, 2015, prior to the filing of this Form 10-Q for the period ended March 31, 2015, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting
Except as discussed below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Previously Identified Material Weaknesses
As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, management identified the following material weaknesses in internal control over financial reporting related to its risk assessment process for non-gaming activities which did not adequately assess risk at an appropriate level of detail to allow for (i) the design of controls with the appropriate precision and responsiveness to address those risks, (ii) the design of controls to validate the completeness and accuracy of underlying data used in the performance of controls over the determination of significant estimates, accounting transactions and disclosures, (iii) the timely and effective implementation of controls, including evidence of operating effectiveness, and (iv) effective monitoring of the controls.

We are engaged in various stages of remedial actions to address the material weaknesses described above. We are using both internal and external resources to assist in the following actions:

•
Reviewing the accounting and financial assurance organizations to ensure an appropriate organization and skills to sustain the remedial actions. This includes performing training to enhance knowledge and skills of the finance team and hiring of additional skilled resources, as appropriate.

•
Enhancing the Company’s SOX monitoring program including an enhanced documented risk assessment process to identify the appropriate in scope balances and related controls, computer systems, and applications.

•
Performing a comprehensive review of the Company’s accounting processes including controls to ensure the processes and controls are adequately designed, clearly documented and appropriately communicated to enhance control ownership throughout the finance organization.

•
Evaluating and designing of controls to address the completeness and accuracy of data used to support key estimations, accounting transactions and disclosures, primarily associated with spreadsheets and other key reports.

•	Implementing new systems and tools to automate manual processes, to document and monitor adherence to standardized processes and controls.

•	Reviewing and updating accounting policies to ensure they address the Company’s current environment.

The Company believes the remedial actions described above have strengthened the Company's internal control over financial reporting and will remediate the material weaknesses identified. However, as of March 31, 2015, these remediation measures are ongoing and had not been in operation long enough to measure their operating effectiveness in order to conclude that the identified material weaknesses were fully remediated. The Company will continue to monitor the effectiveness of these remediation activities and expects to make further changes to improve its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
Over the course of several years, a former customer of the Rio All-Suites Hotel and Casino gambled with approximately $10 million in cashier’s checks. The customer later pleaded guilty to fraud in connection with a mortgage brokerage business. The mortgage brokerage business was placed in bankruptcy in California, where a bankruptcy trustee sought to recover the $10 million from Rio Properties, LLC (the “Rio”). The claims were based on a fraudulent conveyance theory under the bankruptcy code. On March 29, 2010, the U.S. District Court Central District of California granted our motion to move the case from the bankruptcy court to the district court. On June 10, 2010, the district court granted our motion to transfer the case to the federal district court in Las Vegas. A trial was held in January and February 2014. The jury found for the Rio on 59 of the 66 alleged transfers and for the trustee on the remaining seven transfers. The total amount awarded to the trustee was $1.48 million, which was accrued as of March 31, 2014. Both parties filed post-trial motions relating to whether the judgment should be reduced by a prior settlement with a separate defendant and whether the trustee was entitled to recover pre-judgment interest under California law. On May 8, 2014, the district court issued a ruling finding that the judgment should not be reduced by the prior settlement, that the trustee was entitled to recover prejudgment interest under California law at seven percent per annum, and that pre-judgment interest would accrue from the date the complaint was filed in 2008. Finally, the Court rejected the trustee’s claim that he was entitled to recover all of his costs in bringing the action, holding that because the Rio prevailed as to the majority of the issues, the trustee could only recover 15 percent of his costs. Following these rulings, the parties entered into an agreement settling the litigation for a total payment of $2.1 million. The matter has now concluded.
In connection with a Birthday Cash promotional offer by Harrah’s Atlantic City, on March 19, 2010, the Superior Court of New Jersey entered a summary judgment in favor of a modified class of approximately 79,000 plaintiffs. The summary judgment found that Harrah’s Atlantic City violated the New Jersey Truth in Consumer Contract, Warranty and Notice Act. The penalty is $100 per incident, amounting to a potential exposure of up to $7.9 million. In March 2012, the judge held that the damages class, if any, should be based upon the number of individuals who redeemed certificates, not the number of certificates redeemed (as some plaintiffs had multiple certificates). As a result, the potential exposure under the judge’s ruling was decreased to $5.2 million. After the case was stayed to wait for a pending case in the New Jersey Supreme Court, the court reopened the case in July 2013. The decision in the New Jersey Supreme Court case clarified two aspects of the New Jersey Truth in Consumer Contract, Warranty and Notice Act, which support our contention that the existing judgment against us should be vacated and the case dismissed in our favor. In November 2013, the court denied both parties’ motions for reconsideration. In December 2013, we filed a motion to stay the judgment pending appeal, and in January, the court granted the stay and we filed an appeal. In February 2014, per the court’s stay order, we posted into an escrow account the potential exposure under the judge’s ruling in the amount of $5.2 million plus attorneys’ fees. No amount has been accrued at this time. The matter is now on appeal and has been fully briefed.
CEOC Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 issued by CEOC (the “CEOC 10.00% Second-Priority Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the “Second Lien Lawsuit”) in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP LLC, Caesars Acquisition Company (“CAC”), CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. Vice Chancellor Glasscock denied the motion to dismiss with respect to CEC on March 18, 2015. Subsequently, plaintiffs advised the judge presiding over the CEOC bankruptcy proceeding that they would pursue in this litigation only those claims alleging that CEC remains liable under the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes.
On November 25, 2014, UMB Bank, as successor indenture trustee for CEOC’s 8.50% Senior Secured Notes due 2020 (the “CEOC 8.50% Senior Secured Notes”), filed a verified complaint in Delaware Chancery Court against CERP, CEC, CEOC, CAC, CGP LLC, CES, and against individual past and present CEC board members Loveman, Benjamin, Bonderman, Davis, Press, Rowan,

Sambur, Hession, Colvin, Kleisner, Swann, Williams, Housenbold, Cohen, Stauber, and Winograd, alleging generally that defendants improperly stripped CEOC of certain assets, wrongfully affected a release of CEC’s parent guarantee of the CEOC 8.50% Senior Secured Notes and committed other wrongs. Among other things, UMB Bank asked the court to appoint a receiver over CEOC. In addition, the suit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary, equitable and declaratory relief. The lawsuit has been automatically stayed with respect to CEOC during its Chapter 11 bankruptcy process. Pursuant to the RSA, the lawsuit also has been stayed in its entirety, with the consent of all of the parties to it. The consensual stay will expire upon the termination of the RSA.
The Company believes that the claims and demands described above against CERP are without merit and intends to defend itself vigorously. The claims against CEOC have been stayed due to the Chapter 11 process and, in some instances, the actions against CEC have been allowed to continue. At the present time, the Company believes that it is not probable that a material loss will result from the outcome of these matters. However, the noteholder disputes are in their very preliminary stages and discovery has only recently begun in some of them. We cannot provide assurance as to the outcome of any of the noteholder disputes or of the range of potential losses should any of the noteholder disputes ultimately be resolved against the defendants including CERP, due to the inherent uncertainty of litigation and the current stage of these litigations. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, and should a court find in favor of the claimants in any of these noteholder disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Other Matters
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our combined and consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amendment after a name change of Caesars Entertainment Resort Properties, LLC	—	S-4	—	3.1	10/16/2014

3.2	Operating Agreement of Caesars Entertainment Resort Properties, LLC	—	S-4	—	3.2	10/16/2014

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Loss, (iv) Consolidated Condensed Statement of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.	X	—	—	—	—

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC.

May 11, 2015	By:	/S/ ERIC HESSION
Eric Hession
Treasurer and Manager