Form 10-Q
period 2015-06-30
Caesars Entertainment Resort Properties, LLC
filed 2015-08-06
CIK 1610979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015
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

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents ($99 and $70 attributable to our VIE)	$305	$259
Receivables, net ($1 and $1 attributable to our VIE)	69	62
Due from affiliates ($35 and $65 attributable to our VIE)	35	65
Prepayments and other current assets ($25 and $11 attributable to our VIE)	66	67
Inventories	10	9
Total current assets	485	462
Property and equipment, net ($19 and $5 attributable to our VIE)	5,035	5,006
Goodwill	1,402	1,402
Intangible assets other than goodwill	317	342
Deferred charges and other ($2 and $1 attributable to our VIE)	52	51
Total assets	$7,291	$7,263

Liabilities and Member’s Equity
Current liabilities
Accounts payable ($64 and $90 attributable to our VIE)	$114	$130
Accrued expenses and other liabilities ($61 and $17 attributable to our VIE)	245	147
Interest payable	95	98
Deferred income taxes	54	54
Current portion of long-term debt	133	39
Total current liabilities	641	468
Long-term debt	4,521	4,714
Deferred income taxes	1,165	1,209
Deferred credits and other	8	9
Total liabilities	6,335	6,400
Commitments and contingencies (Note 9)
Member’s equity
Total CERP member’s equity	921	839
Noncontrolling interests	35	24
Total member’s equity	956	863
Total liabilities and member’s equity	$7,291	$7,263

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Casino	$299	$282	$582	$549
Food and beverage	137	134	268	262
Rooms	138	128	268	253
Other	78	83	150	145
Less: casino promotional allowances	(86)	(89)	(173)	(179)
Net revenues	566	538	1,095	1,030

Operating expenses
Direct
Casino	147	155	285	304
Food and beverage	67	69	129	129
Rooms	36	35	69	70
Property, general, administrative, and other	129	133	256	254
Depreciation and amortization	49	56	99	105
Write-downs, reserves, and project opening costs, net of recoveries	1	2	2	6
Corporate expense	10	20	22	34
Total operating expenses	439	470	862	902

Income from operations	127	68	233	128
Interest expense	(98)	(99)	(199)	(190)

Income/(loss) before income taxes	29	(31)	34	(62)
Income tax benefit/(provision)	(11)	(1)	(13)	23

Net income/(loss)	$18	$(32)	$21	$(39)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF MEMBER’S EQUITY
(UNAUDITED)
(In millions)

	CERP Member’s Equity
	Contributed Capital	Accumulated Deficit	Total CERP Member’s Equity	Noncontrolling Interest	Total Member’s Equity
Balance as of December 31, 2013	$1,841	$(688)	$1,153	$—	$1,153
Net loss	—	(405)	(405)	—	(405)
Contribution of Atlantic City Conference Center entities	82	—	82	—	82
Use of parent and affiliate tax attributes	4	—	4	—	4
Share-based compensation and other	5	—	5	—	5
Increase in noncontrolling interests	—	—	—	24	24
Balance as of December 31, 2014	$1,932	$(1,093)	$839	$24	$863

Balance as of December 31, 2014	$1,932	$(1,093)	$839	$24	$863
Net income	—	21	21	—	21
Use of parent and affiliate tax attributes	57	—	57	—	57
Share-based compensation and other	4	—	4	—	4
Increase in noncontrolling interests and other	—	—	—	11	11
Balance as of June 30, 2015	$1,993	$(1,072)	$921	$35	$956

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities	$227	$86
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(87)	(89)
Cash flows from investing activities	(87)	(89)
Cash flows from financing activities
Payment of debt issuance and extension fees	—	(7)
Proceeds from issuance of long-term debt	110	55
Repayments of long-term debt	(214)	(39)
Contributions from other CES Members	10	—
Cash flows from financing activities	(94)	9
Net increase in cash and cash equivalents	46	6
Cash and cash equivalents, beginning of period	259	182
Cash and cash equivalents, end of period	$305	$188

Supplemental cash flow information:
Cash paid for interest	$200	$226
Cash refunded for income taxes	—	(1)
Non-cash investing and financing activities:
Change in accrued capital expenditures	11	16
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In these footnotes, the words “CERP,” “Company,” “we,” “us,” and “our” refer to Caesars Entertainment Resort Properties, LLC, and its consolidated entities, unless stated or the context requires otherwise.
Note 1 — Organization and Basis of Presentation and Consolidation
Organization
Caesars Entertainment Resort Properties, LLC (“CERP”) is separately organized as a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation (“CEC”). CERP was formed in August 2013 from the Casino Resort Properties (as defined below), plus the acquisition of The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas (“Octavius Tower”), which is leased to Caesars Entertainment Operating Company, Inc. (“CEOC”) (see Note 10, “Related Party Transactions”). The Casino Resort Properties are comprised of six casinos: (1) Harrah’s Las Vegas, (2) Rio All-Suites Hotel and Casino, (3) Flamingo Las Vegas, (4) Harrah’s Atlantic City, (5) Paris Las Vegas, and (6) Harrah’s Laughlin.
The LINQ is an open-air dining, entertainment, and retail promenade located between The LINQ Hotel & Casino (“The LINQ Hotel”) and the Flamingo Las Vegas, on the east side of the Las Vegas Strip. It also features a 550-foot observation wheel, the High Roller, which opened at the end of first quarter 2014. We lease the gaming space in this corridor to The LINQ Hotel, which is a subsidiary of Caesars Growth Partners, LLC (“CGP”), and lease other space to third-party lessees.
We view each property, including The LINQ promenade, as an operating segment and aggregate such properties into one reportable segment.
Basis of Presentation and Consolidation
CERP was formed in anticipation of the CERP Financing (as defined and described in Note 6, “Debt”), as an indirect, wholly owned subsidiary of CEC. In May 2014, subsequent to the closing of the CERP Financing and obtaining the required regulatory approvals, the Casino Resort Properties, together with The LINQ promenade and Octavius Tower (collectively, the “Caesars Entertainment Resort Properties”), were contributed by CEC to CERP (the “CERP, LLC Merger”). Because CERP and the Caesars Entertainment Resort Properties were commonly controlled by CEC for all periods subsequent to CERP’s formation in August 2013, the CERP, LLC Merger was accounted for as a merger of entities under common control. Accordingly, the accompanying financial statements of CERP and each of its subsidiaries (which are comprised solely of the Caesars Entertainment Resort Properties) for all dates and periods subsequent to CERP’s formation are presented on a consolidated basis as if the CERP, LLC Merger had occurred at the date of CERP’s formation in August 2013.
As described in Note 6, subsequent to the CERP Financing, CERP exchanged the Initial CERP Notes issued as part of the CERP Financing under a separate registration statement.
Our transactions with CEC, CEOC, and CGP have been identified as transactions between related parties (See Note 10).
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
This document should be read in conjunction with our consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012, which were included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Formation of Caesars Enterprise Services, LLC and Consolidation as a Variable Interest Entity
Caesars Enterprise Services, LLC (“CES”) is a services joint venture by and among CEOC, CERP, and Caesars Growth Properties Holdings, LLC (“CGPH” and, together with CERP and CEOC, the “Members” and each a “Member”) that manages certain

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

enterprise assets and the other assets it owns, licenses or controls, and employs certain of the corresponding employees and other employees who previously provided services to CEOC, CERP, and CGPH, their affiliates, and their respective properties and systems under each property’s corresponding property management agreement. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages, subject to annual review. Operating expenses are allocated to each Member based on their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements.
CES is a "pass-through" entity that serves on behalf of its Members at a cost-basis, and is contractually required to fully allocate its costs. CES is designed to have no net income; therefore, any such net income or loss is immaterial and will be subject to allocation in the subsequent period based upon the same allocation methodologies described above. See further discussion in Note 10.
CES has been determined to be a variable interest entity (“VIE”), and we have concluded that we are the primary beneficiary and are required to consolidate CES. We continually monitor this VIE to determine if any events have occurred that could cause the primary beneficiary to change.
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
CEOC Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 issued by CEOC (the “CEOC 10.00% Second-Priority Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP, Caesars Acquisition Company (“CAC”), CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. Vice Chancellor Glasscock denied the motion to dismiss with respect to CEC on March 18, 2015. Subsequently, plaintiffs advised the judge presiding over the CEOC bankruptcy proceeding that they would pursue in this litigation only those claims alleging that CEC remains liable under the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes.
On November 25, 2014, UMB Bank, as successor indenture trustee for CEOC’s 8.50% Senior Secured Notes due 2020 (the “CEOC 8.50% Senior Secured Notes”), filed a verified complaint in Delaware Chancery Court against CERP, CEC, CEOC, CAC, CGP, CES, and against individual past and present CEC board members Loveman, Benjamin, Bonderman, Davis, Press, Rowan, Sambur, Hession, Colvin, Kleisner, Swann, Williams, Housenbold, Cohen, Stauber, and Winograd, alleging generally that defendants improperly stripped CEOC of certain assets, wrongfully affected a release of CEC’s parent guarantee of the CEOC 8.50% Senior

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Secured Notes and committed other wrongs. Among other things, UMB Bank asked the court to appoint a receiver over CEOC. In addition, the suit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary, equitable and declaratory relief. The lawsuit has been automatically stayed with respect to CEOC during its Chapter 11 bankruptcy process. Pursuant to a Restructuring Support and Forbearance Agreement entered into by CEC and CEOC with certain creditors (the “First Lien Bond RSA”), the lawsuit also has been stayed in its entirety, with the consent of all of the parties to it. The consensual stay will expire upon the termination of the First Lien Bond RSA.
The Company believes that the claims and demands described above against CERP are without merit and intends to defend itself vigorously. The claims against CEOC have been stayed due to the Chapter 11 process and, in some instances, the actions against CEC have been allowed to continue. We believe that the noteholder disputes have a reasonably possible likelihood of an adverse outcome, and due to the lack of specific monetary damages being claimed, and the general nature of the litigation and its relationship to the CEOC proceedings, we are not able to reasonably estimate a range of reasonably possible losses should any of the noteholder disputes ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, and should a court find in favor of the claimants in any of these noteholder disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Note 3 — Recently Issued Accounting Pronouncements
In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for recognizing revenue and to develop a common revenue standard for United States GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry will be eliminated. In addition, interim and annual disclosures will be substantially revised. The amendments in this guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We intend to adopt this standard effective January 1, 2017. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
In August 2014, the FASB issued authoritative guidance amending the existing requirements for disclosing information about an entity’s ability to continue as a going concern. This guidance explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have and expect to adopt this standard effective for our year ending December 31, 2016.
In April 2015, the FASB issued authoritative guidance amending the existing requirements for the presentation of debt issuance costs. The amendments to the guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. Early adoption is permitted and should be applied retrospectively. We adopted this standard effective for our quarter ended June 30, 2015. As of December 31, 2014, we have reclassified $21 million of unamortized debt issuance costs from deferred charges and other assets to long-term debt on our Consolidated Balance Sheets. See Note 6.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4 — Property and Equipment

(In millions)	June 30, 2015	December 31, 2014
Land and land improvements	$2,493	$2,493
Buildings and improvements	2,663	2,655
Furniture, fixtures, and equipment	624	591
Construction in progress	144	87
Total property and equipment	5,924	5,826
Less: accumulated depreciation	(889)	(820)
Total property and equipment, net	$5,035	$5,006
Capitalized interest was $3 million for the six months ended June 30, 2015, primarily related to the Atlantic City Convention and Meeting Center, and was $8 million for the six months ended June 30, 2014, primarily related to The LINQ promenade.
Depreciation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Depreciation expense	$36	$42	$71	$79
Note 5 — Goodwill and Other Intangible Assets
Changes in the Carrying Value of Goodwill and Other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2014	$305	$1,402	$37
Impairments	—	—	—
Amortization expense and other	(25)	—	—
Balance as of June 30, 2015	$280	$1,402	$37
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	June 30, 2015				December 31, 2014
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	5.3	$681	$(401)	$280	$682	$(377)	$305
Trademarks				37			37
Total intangible assets other than goodwill				$317			$342

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6 — Debt

		June 30, 2015			December 31, 2014
(Dollars in millions)	Final Maturity	Rate	Face Value	Book Value	Book Value
Secured Debt
CERP Term Loan	2020	7.00%	$2,463	$2,411	$2,420
CERP Revolving Credit Facility	2018	various	95	95	180
CERP First Lien Notes	2020	8.00%	1,000	990	990
CERP Second Lien Notes	2021	11.00%	1,150	1,138	1,137
Capitalized Lease Obligations	to 2017	various	9	9	13
Other Unsecured Borrowings
Other	2016	0.00% - 6.00%	11	11	13
Total debt			4,728	4,654	4,753
Current portion of long-term debt			(133)	(133)	(39)
Long-term debt			$4,595	$4,521	$4,714
Current Portion of Long-Term Debt
The current portion of long-term debt as of June 30, 2015, includes $95 million outstanding under the revolving credit facility as well as principal payments on its senior secured loan, other unsecured borrowings, and capitalized lease obligations.
Borrowings under the revolving credit facilities are each subject to separate note agreements executed based on the provisions of the applicable credit facility agreements, and each note has a contractual maturity of less than one year. The applicable credit facility agreements each have a contractual maturity of greater than one year and we have the ability to rollover the outstanding principal balances on a long-term basis; however, we currently intend to repay the principal balances within the following 12 months. Amounts borrowed under the revolving credit facilities are intended to satisfy short term liquidity needs and are classified as current.
We believe that our cash and cash equivalents balance, our cash flows from operations, and/or financing available under our revolving credit facility will be sufficient to meet our normal operating requirements, to fund planned capital expenditures, and to fund debt service during the next 12 months and the foreseeable future.
Debt Discounts and Deferred Finance Charges
Debt discounts or premiums and deferred finance charges incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts or premiums are written off and included in our gain or loss calculations to the extent we retire debt prior to its original maturity date. As described in Note 3, “Recently Issued Accounting Pronouncements,” we adopted authoritative guidance amending the existing requirements for the presentation of debt issuance costs.
As of June 30, 2015 and December 31, 2014, book values of debt are presented net of total unamortized discounts of $54 million and $58 million, respectively, and total unamortized deferred finance charges of $20 million and $21 million, respectively.
Fair Value
As of June 30, 2015 and December 31, 2014, the fair value of our debt was approximately $4.3 billion and $4.5 billion, respectively. We estimated the fair value of debt based on the borrowing rates available as of June 30, 2015, for debt with similar terms and maturities, and based on market rates of publicly traded debt. We classify the fair value of debt within level 1 and level 2 in the fair value hierarchy.
CERP Financing
CERP Credit Facilities
As of June 30, 2015, the CERP Credit Facilities provided for an aggregate principal amount of up to $2.7 billion, consisting of senior secured term loans in an aggregate principal amount of $2.5 billion (“CERP Term Loans”) and a senior secured revolving credit facility in an aggregate principal amount of up to $270 million (collectively, the “Senior Secured Credit Facilities”). We

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

refer to this refinancing transaction as the “CERP Financing.” The CERP Term Loans require scheduled quarterly payments of $6 million, with the balance due at maturity. As of June 30, 2015, $95 million of borrowings were outstanding under the CERP revolving credit facility, and no material amounts were committed to outstanding letters of credit.
CERP Notes
As of June 30, 2015, the CERP Notes consist of (i) $1.0 billion aggregate principal amount of 8.0% first-priority senior secured notes due 2020 (“CERP First Lien Notes”) and (ii) $1.2 billion aggregate principal amount of 11.0% second-priority senior secured notes due 2021 (“CERP Second Lien Notes”).
We pledged a significant portion of our assets as collateral under the CERP Senior Secured Credit Facilities and the CERP Notes.
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
Since the Effective Date was not within 180 days following the CERP, LLC Merger, the Company incurred additional interest on the Initial CERP Notes of $2 million. Upon the consummation of the exchange offer on March 18, 2015, the Initial CERP Notes were exchanged and replaced with the CERP Notes. The terms of the CERP Notes are substantially identical to that of the Initial CERP Notes, except that the CERP Notes have no transfer restrictions or registration rights. The CERP Notes are co-issued, as well as fully and unconditionally guaranteed, jointly and severally, by the Company and each of its wholly owned subsidiaries on a senior secured basis. CERP is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
CERP Restrictive Covenants
The CERP Notes and CERP Credit Facilities include negative covenants, subject to certain exceptions, and contain customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions in the case of the Senior Secured Credit Facilities).
The CERP Credit Facilities also contain certain customary affirmative covenants and require that we maintain a senior secured leverage ratio (“SSLR”) of no more than 8.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined (“CERP Adjusted EBITDA”). CERP is in compliance with the CERP Credit Facilities covenant as of June 30, 2015.
Note 7 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances, with the cost of providing such allowances included in casino expenses as indicated in the following tables.
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Food and Beverage	$45	$45	$90	$93
Rooms	37	38	75	77
Other	4	6	8	9
	$86	$89	$173	$179

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Food and Beverage	$26	$30	$53	$60
Rooms	14	16	28	32
Other	3	4	6	8
	$43	$50	$87	$100
Note 8 — Income Taxes
Income Tax Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Income tax benefit/(provision) applicable to:
Income before income taxes	$(11)	$(1)	$(13)	$23
Effective tax rate	37.9%	(3.2)%	38.2%	37.1%
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our consolidated condensed balance sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
The effective tax rate expense for the three and six months ended June 30, 2015 were unfavorably impacted primarily by state taxes and nondeductible expenses. The effective tax rate benefit in the three months ended June 30, 2014 was unfavorably impacted by the state deferred tax impact of combining the CERP properties for tax purposes. The effective tax rate benefit in the six months ended June 30, 2014 was unfavorably impacted by the state deferred tax impact of combining the CERP properties, offset by a tax benefit from the decrease in uncertain state tax positions.
We believe that it is reasonably possible that the total amount of unrecognized tax benefits as of June 30, 2015 will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that an adequate provision has been made for such matters, there is the possibility that the ultimate resolution of such matters could have an adverse effect on our earnings. Conversely, if these matters are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.
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
Note 9 — Contractual Commitments and Contingent Liabilities
As of June 30, 2015, our estimated interest payments for the rest of the year ending December 31, 2015 are $195 million, for the years ended December 31, 2016 through 2019 are $384 million, $395 million, $405 million, and $412 million, respectively, and $497 million in total thereafter through maturity.
During the six months ended June 30, 2015, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2014.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10 — Related Party Transactions
Summary of Related Party Transactions

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Services Joint Venture
Shared services allocated expenses to CGP	$24	$—	$47	$—
Shared services allocated expenses to CEOC	82	—	172	—
CEOC Shared Services Agreement
Shared services allocated expenses from CEOC	9	53	22	103
Transactions with CEC
Employee benefits and incentive awards	4	2	10	3
Other Related Party Transactions
Lease revenue received	13	13	25	25
Lease payments	2	—	2	—
Service provider fee	1	15	3	27
Services Joint Venture
CES provides certain corporate and administrative services to the Members, and the costs of these services are allocated among the Members which include CEOC.
On January 15, 2015 (the “Petition Date”), CEOC, a majority-owned subsidiary of CEC, and certain of CEOC’s United States subsidiaries voluntarily filed for reorganization (the “Bankruptcy Petitions”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”). Amounts owed to the Company from CEOC have been paid in full, and, subsequent to the Petition Date, CEOC continues to make regularly scheduled payments to the Company for expense allocations.
CEOC Shared Services Agreement
Pursuant to a shared services agreement, CEOC had provided CERP with certain corporate and administrative services, and the costs of these services were allocated among us and all of CEC’s operating subsidiaries. In May 2014, the Members entered into a services joint venture, CES, and the Omnibus License and Enterprise Services Agreement (the “Omnibus Agreement”). See Note 1, “Organization and Basis of Presentation and Consolidation.”
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Capital LP (“TPG”) (collectively, the “Sponsors”). As of June 30, 2015, Hamlet Holdings beneficially owned the majority of CEC’s common stock.
CEC has a services agreement with the Sponsors relating to the provision of financial and strategic advisory services and consulting services. The Sponsors granted a waiver of the monitoring fees for management services; however, CEC reimburses the Sponsors for expenses they incur related to these management services. A portion of the reimbursed expenses are allocated to CERP. For the six months ended June 30, 2015, CERP paid approximately $1 million. There were no material amounts paid for the other periods presented in the table above.
We may engage in transactions with companies owned or controlled by affiliates of the Sponsors in the normal course of business. We believe such transactions are conducted at fair value. There were no material amounts paid to affiliates of the Sponsors for the three and six months ended June 30, 2015 and 2014. In addition, certain entities affiliated with or under the control of our Sponsors may from time to time transact in and hold our debt securities, and participate in any modifications of such instruments on terms available to any other holder of our debt.
Other Related Party Transactions
Lease Agreements
We lease Octavius Tower to CEOC for approximately $35 million per year and gaming space in The LINQ promenade to The LINQ Hotel for approximately $15 million per year pursuant to separate lease agreements that both expire April 2026.
LINQ Access and Parking Easement Lease Agreement
Under the LINQ Access and Parking Easement lease agreement, CEOC leases the parking lot behind The LINQ promenade and The LINQ Hotel to CERP and CPG. Pursuant to the lease agreement, which expires in April 2028, CERP pays approximately $1 million annually, subject to a 3% annual increase.
Service Provider Fee
CEOC, CERP and CGP have a shared services agreement under which CERP and CGP pay for certain indirect corporate support costs. CEOC is authorized to charge CERP for an amount equal to 24.6%, of unallocated corporate support costs.
Due from Affiliates
Amounts due from affiliates for each counterparty represent the net receivable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among CERP’s affiliated entities.
As of June 30, 2015 and December 31, 2014, due from affiliates was $35 million and $65 million, respectively, and represented a net receivable due to CES primarily from CEOC for shared services performed on behalf of CEOC.
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
In addition, certain subsidiaries of the CERP properties have entered into license agreements with CLC and CEOC pursuant to which CLC and CEOC receive non-exclusive royalty-free licenses to use certain property-specific intellectual property owned by the CERP properties, including the right to use the “Rio,” “Flamingo,” and “Paris” trademarks. These license agreements continue until the applicable operating company or the management company no longer manages the applicable property.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

World Series of Poker (“WSOP”) Agreements
Pursuant to multiple agreements with Caesars Interactive Entertainment, Inc. (“CIE”), CERP is allowed to host various WSOP events in Las Vegas and Atlantic City, including the annual main event in Las Vegas. CERP pays CIE $2 million per year for the right to host WSOP tournaments in Las Vegas and pays to host a certain number of WSOP circuit events in Atlantic City. These agreements are in effect until September 1, 2016, unless terminated earlier pursuant to each agreement’s terms. Fees incurred under these agreements totaled $1 million in the three and six months ended June 30, 2015 and $1 million in the three and six months ended June 30, 2014.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment Resort Properties, LLC for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in CERP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 10-K”).
Note references are to the notes to consolidated condensed financial statements included in Item 1, “Unaudited Financial Statements.”
In the discussion below, the words “CERP,” “Company,” “we,” “us,” and “our” refer to Caesars Entertainment Resort Properties, LLC and its consolidated entities, unless otherwise stated or the context requires otherwise.
The statements in this discussion regarding our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
CERP is a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation (“CEC”). We own six casinos: (1) Harrah’s Las Vegas, (2) Rio All-Suites Hotel and Casino, (3) Flamingo Las Vegas, (4) Harrah’s Atlantic City, (5) Paris Las Vegas, and (6) Harrah’s Laughlin (collectively, the “Casino Resort Properties”) as well as The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas ("Octavius Tower"), which is leased to Caesars Entertainment Operating Company, Inc. (“CEOC”).
The LINQ promenade is an open-air dining, entertainment, and retail promenade located between The LINQ Hotel & Casino ("The LINQ Hotel") and the Flamingo Las Vegas, on the east side of the Las Vegas Strip. It also features a 550-foot observation wheel, the High Roller, which opened at the end of first quarter 2014. We lease the gaming space in this corridor to The LINQ Hotel, which is a subsidiary of Caesars Growth Partners, LLC ("CGP"), and lease other space to third-party lessees.
In May 2014, the Casino Resort Properties, together with The LINQ promenade and Octavius Tower (collectively, the "Caesars Entertainment Resort Properties"), were contributed by CEC to CERP (the "CERP, LLC Merger"). Because CERP and the Caesars Entertainment Resort Properties were commonly controlled by CEC for all periods subsequent to CERP's formation in August 2013, the CERP, LLC Merger was accounted for as a merger of entities under common control. Accordingly, the accompanying financial statements of CERP and each of its subsidiaries (which are comprised solely of the Caesars Entertainment Resort Properties) for all dates and periods subsequent to CERP's formation are presented on a consolidated basis as if the CERP, LLC Merger had occurred at the date of CERP's formation in August 2013.
Consolidated Operating Results

	Three Months Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2015	2014		2015	2014
Casino revenues	$299	$282	6.0%	$582	$549	6.0%
Net revenues	$566	$538	5.2%	$1,095	$1,030	6.3%
Income from operations	$127	$68	86.8%	$233	$128	82.0%
Net income/(loss)	$18	$(32)	*	$21	$(39)	*
Property EBITDA (1)	$187	$146	28.1%	$356	$273	30.4%
Operating margin (2)	22.4%	12.6%	9.8 pts	21.3%	12.4%	8.9 pts
___________________

(1)
See the Reconciliation of Non-GAAP Financial Measures discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of net income to Property EBITDA

(2)	Operating margin is calculated as income from operations divided by net revenues

*	Not meaningful

Key Performance Metrics
Our revenues and operating performance are dependent upon the volume of customers at our resorts, which affects the price we can charge for our hotel rooms and other amenities, and directly impacts our gaming volumes. We use the following key performance indicators to evaluate gaming and hotel revenues for our properties.
Gaming revenues

•	Slot volume - the total amount wagered on slot machines

•	Table drop (also referred to as “table volume”) - the amount of cash and net markers deposited in the table drop box

•	Gaming hold - the amount of money that is retained by the casino from wagers by customers
Hotel revenues

•	Occupancy rate - a volume indicator determined by rooms occupied and rooms available

•	Hotel average daily rate (“Cash ADR”) - a price indicator determined by room revenue and rooms occupied
Three Months Ended June 30, 2015 compared with June 30, 2014
Net revenues increased $28 million, or 5.2%, primarily due to a $17 million increase in casino revenues, mainly driven by increases in slot revenues and favorable gaming hold in Las Vegas. In addition, rooms revenues increased $10 million due to the increase in cash ADR to $114 in 2015 from $103.
Income from operations increased $59 million, or 86.8%, primarily due to the increase in net revenues described above combined with a decrease in casino operating expenses of $8 million as a result of our cost-reduction initiatives and a decrease of $10 million in corporate expense due to a reduction in professional fees.
Six Months Ended June 30, 2015 compared with June 30, 2014
Net revenues increased $65 million, or 6.3%, primarily due to (1) a $33 million increase in casino revenues, mainly driven by favorable gaming hold in Las Vegas; and (2) $15 million in higher rooms revenues, primarily due to the increase in cash ADR to $113 in 2015 from $104. In addition, food and beverage revenues were $6 million higher as a result of the ramp up of new outlets since March 31, 2014.
Income from operations increased $105 million, or 82.0%, primarily due to the increase in net revenues described above combined with a $19 million decrease in casino operating expenses as a result of our cost-reduction initiatives and a decrease of $12 million in corporate expense due to a reduction in professional fees.
Other Factors Affecting Net Income

	Three Months Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2015	2014		2015	2014
Interest expense	$98	$99	1%	$199	$190	(4.7)%
Income tax benefit/(provision)	(11)	(1)	*	(13)	23	*
___________________

*	Not meaningful.
Interest Expense
Interest expense was relatively flat in the second quarter of 2015 compared with the prior year quarter as there were no material fluctuations in outstanding debt year over year. Interest expense increased $9 million, or 4.7%, in the six-month period primarily due to a reduction in the amount of interest capitalized due to the completion of The LINQ promenade in the first quarter of 2014, along with $5 million of additional interest in the first six months of 2015 due to increased utilization of the revolving credit facility during 2015 and the additional interest assessed on the CERP notes prior to the consummation of the exchange offer in the first quarter of 2015.

Income Taxes
The effective tax rate for the three months ended June 30, 2015 was 37.9% versus an effective tax rate benefit of 3.2% in 2014. The effective tax rate expense in 2015 was unfavorably impacted primarily by state taxes and nondeductible expenses. The effective tax rate for 2014 was unfavorably impacted primarily by the state deferred tax impact of combining the CERP properties for tax purposes. The effective tax rate for the six months ended June 30, 2015 and 2014 was 38.2% and 37.1%, respectively. The effective tax rate expense in 2015 was unfavorably impacted primarily by state taxes and nondeductible expenses. The effective tax rate benefit for 2014 was unfavorably impacted primarily by the state deferred tax impact of combining the CERP properties for tax purposes offset by a tax benefit from the reversal of state uncertain tax positions.
Liquidity and Capital Resources
Liquidity Discussion and Analysis
As of June 30, 2015, our cash and cash equivalents totaled $305 million, including $99 million attributable to CES. CES is a variable interest entity that is consolidated by CERP. CEOC, CGPH and CERP, together, control CES through the CES steering committee, which is comprised of one representative from each of CEOC, CGPH and CERP. Therefore, all decisions regarding the liquidity and capital resources of CES are made by the CES steering committee. Our operating cash inflows are typically used for operating expenses, debt service costs and working capital needs.
We are highly leveraged and a significant amount of our liquidity needs are for debt service. As of June 30, 2015, we had $4,728 million face value of indebtedness outstanding including capital lease indebtedness. See Note 6, “Debt” for additional information relating to our indebtedness and related restrictive covenants. Cash paid for interest for the six months ended June 30, 2015 was $200 million.
Our estimated annual debt and interest payments are as follows:

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt principal payments	$20	$131	$27	$25	$25	$4,500	$4,728
Estimated interest payments	195	384	395	405	412	497	2,288
	$215	$515	$422	$430	$437	$4,997	$7,016
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
Capital Spending and Development
We incur capital expenditures in the normal course of business and we perform ongoing refurbishment and maintenance at our existing properties to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities, while cash used for development projects is typically funded from established debt programs, specific project financing, and additional debt offerings.
For the six months ended June 30, 2015, our capital spending totaled $87 million, net of a decrease in related payables of $11 million. These capital expenditures were primarily related to the Atlantic City Convention and Meeting Center. Estimated total capital expenditures for 2015 are expected to be between $160 million and $250 million and primarily include funds for the completion of the Atlantic City Convention and Meeting Center. We expect to fund these capital expenditures from cash flows generated by our operating activities.

Projected Capital Expenditures for 2015

(In millions)	Low	High
CERP	130	200
CES	30	50
Total	160	250
CES projected capital expenditures are expected to be funded by CGPH and CEOC primarily based on their corresponding ownership percentages.
Related-Party Transactions
We participate with CEOC and other CEC subsidiaries in marketing, purchasing, insurance, employee benefit, and other programs that are defined, negotiated and managed by CES. The Company believes that participating in these consolidated programs is beneficial in comparison to the cost and terms for similar programs that it could negotiate on a stand-alone basis. For a more complete description of the nature and extent of these and other related party transactions, see Note 10, “Related Party Transactions.”
Other Obligations and Commitments
As of June 30, 2015, there have been no material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2014 10-K.
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
Reconciliation of Net Income/(Loss) to Property EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net income/(loss)	$18	$(32)	$21	$(39)
Income tax (benefit)/provision	11	1	13	(23)
Income/(loss) before income taxes	29	(31)	34	(62)
Interest expense	98	99	199	190
Income from operations	127	68	233	128
Depreciation and amortization	49	56	99	105
Write-downs, reserves, and project opening costs, net of recoveries	1	2	2	6
Corporate expense	10	20	22	34
Property EBITDA	$187	$146	$356	$273

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

▪	our ability to use Caesars Entertainment’s customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same-store or hotel sales;

▪	the effects of CEOC’s bankruptcy filing on us and Caesars Entertainment, and the interest of various creditors and other constituents;

▪	the impact of a bankruptcy by other third parties that we depend on;

▪	the effects of competition, including locations of competitors, growth of online gaming, competition for new licenses and operating and market competition;

▪	reductions in consumer discretionary spending due to economic downturns or other factors;

▪	continued growth in consumer demand for non-gaming activities replacing demand for gambling;

▪	our ability to renew our agreement to host the World Series of Poker’s Main Event;

▪	our ability to retain our resident performers on acceptable terms;

▪	uncertainty in the completion of projects neighboring our properties that are expected to be beneficial to our properties;

▪	our ability to realize any or all of our projected cost savings;

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

▪
acts of war or terrorist incidents, severe weather conditions, uprisings or natural disasters, including losses therefrom, including losses in revenues and damage to property, and the impact of severe weather conditions on our ability to attract customers to certain of our facilities;

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

▪
litigation outcomes, including, but not limited to, the proceedings described under “Bondholder Disputes” in Part II, Item 1, “Legal Proceedings,” and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions, and fines and taxation;

▪	our ability to access additional capital on acceptable terms or at all;

▪	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

▪	our exposure to environmental liability, including as a result of unknown environmental contamination;

▪	our ability to recoup costs of capital investments through higher revenues;

▪	access to insurance on reasonable terms for our assets;

▪	the effects of compromises to our information systems or unauthorized access to confidential information or our customers’ personal information;

▪	the effects of deterioration in the success of third parties adjacent to our business; and

•	the other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2015. Based on that evaluation and considering the material weaknesses in internal control over financial reporting reported in Part II, Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015.
In light of the material weaknesses as of June 30, 2015, prior to the filing of this Form 10-Q for the period ended June 30, 2015, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

Changes in Internal Control Over Financial Reporting
In addition to changes discussed below, CEOC filed for bankruptcy in January 2015. Additional changes in the corporate structure are planned upon CEOC emerging from bankruptcy. As these changes take place, Caesar Entertainment plans to adjust its business processes and systems to align with the new structure. We will continue to monitor our internal control over financial reporting throughout the process.
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
We believe the remedial actions described above have strengthened the Company's internal control over financial reporting and will remediate the material weaknesses identified. However, as of June 30, 2015, these remediation measures are ongoing and had not been in operation long enough to measure their operating effectiveness in order to conclude that the identified material weaknesses were fully remediated. We will continue to monitor the effectiveness of these remediation activities and expect to make further changes to improve the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
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
CEOC Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 issued by CEOC (the “CEOC 10.00% Second-Priority Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP, Caesars Acquisition Company (“CAC”), CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. Vice Chancellor Glasscock denied the motion to dismiss with respect to CEC on March 18, 2015. Subsequently, plaintiffs advised the judge presiding over the CEOC bankruptcy proceeding that they would pursue in this litigation only those claims alleging that CEC remains liable under the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes.
On November 25, 2014, UMB Bank, as successor indenture trustee for CEOC’s 8.50% Senior Secured Notes due 2020 (the “CEOC 8.50% Senior Secured Notes”), filed a verified complaint in Delaware Chancery Court against CERP, CEC, CEOC, CAC, CGP, CES, and against individual past and present CEC board members Loveman, Benjamin, Bonderman, Davis, Press, Rowan, Sambur, Hession, Colvin, Kleisner, Swann, Williams, Housenbold, Cohen, Stauber, and Winograd, alleging generally that defendants improperly stripped CEOC of certain assets, wrongfully affected a release of CEC’s parent guarantee of the CEOC 8.50% Senior Secured Notes and committed other wrongs. Among other things, UMB Bank asked the court to appoint a receiver over CEOC. In addition, the suit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary, equitable and declaratory relief. The lawsuit has been automatically stayed with respect to CEOC during its Chapter 11 bankruptcy process. Pursuant to a Restructuring Support and Forbearance Agreement entered into by CEC and CEOC with certain creditors (the “First Lien Bond RSA”), the lawsuit also has been stayed in its entirety, with the consent of all of the parties to it. The consensual stay will expire upon the termination of the First Lien Bond RSA.
The Company believes that the claims and demands described above against CERP are without merit and intends to defend itself vigorously. The claims against CEOC have been stayed due to the Chapter 11 process and, in some instances, the actions against CEC have been allowed to continue. We believe that the noteholder disputes have a reasonably possible likelihood of an adverse outcome, and due to the lack of specific monetary damages being claimed, and the general nature of the litigation and its relationship to the CEOC proceedings, we are not able to reasonably estimate a range of reasonably possible losses should any of the noteholder disputes ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, and should a court find in favor of the claimants in any of these noteholder disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
The following is an update to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014. Note references are to the notes to consolidated condensed financial statements included in Item 1, “Unaudited Financial Statements.”
CEOC and a substantial majority of its wholly owned subsidiaries, which does not include CERP, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, and are subject to the risks and uncertainties associated with bankruptcy proceedings.
As a result of CEOC's highly leveraged capital structure and the general decline in its gaming results since 2007, on January 15, 2015, CEOC and certain of its U.S. subsidiaries, which does not include CERP (collectively, the “CEOC Debtors”), voluntarily filed for reorganization (the “Chapter 11 proceedings”) under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”). The Bankruptcy Petitions occurred three days after certain holders of CEOC's second lien notes filed an involuntary Chapter 11 petition against CEOC in the United States Bankruptcy Court for the District of Delaware. On January 28, 2015, the Delaware Bankruptcy Court ordered that the involuntary petition and related transactions be transferred to the Bankruptcy Court. The Chapter 11 proceedings are being jointly administered under the caption In re Caesars Entertainment Operating Company, Inc., et al., Case No. 15-01145.
We and Caesars Entertainment are subject to a number of risks and uncertainties associated with the Chapter 11 proceedings, which may lead to potential adverse effects on our and Caesars Entertainment’s liquidity, results of operations or business prospects. We cannot assure you of the outcome of the Chapter 11 proceedings. Risks associated with the Chapter 11 proceedings include the following:

•	the ability of the CEOC Debtors to continue as a going concern;

•	the ability of the CEOC Debtors to obtain bankruptcy court approval with respect to motions in the Chapter 11 proceedings and the outcomes of bankruptcy court rulings of the proceedings in general;

•	risks associated with involuntary bankruptcy proceedings filed in the United States Bankruptcy Court for the District of Delaware and now pending in the Bankruptcy Court;

•	the ability of the CEOC Debtors to comply with and to operate under the cash collateral order and any cash management orders entered by the Bankruptcy Court from time to time;

•	the length of time the CEOC Debtors will operate under the Chapter 11 proceedings and their ability to successfully emerge, including with respect to obtaining any necessary regulatory approvals;

•	the ability of the CEOC Debtors to negotiate, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

•
the possibility of Caesars Entertainment losing ownership or control over the operation of the CEOC Debtors as a result of the restructuring process , including as a result of a market test of the CEOC Debtors’ proposed plan of reorganization;

•	risks associated with third party motions, proceedings and litigation in the Chapter 11 proceedings, which may interfere with the CEOC Debtors' plan of reorganization;

•	the ability of the CEOC Debtors to maintain sufficient liquidity throughout the Chapter 11 proceedings;

•	increased costs related to the bankruptcy filing and other litigation;

•
if the Bankruptcy Court approves the CEOC Debtors’ plan of reorganization, in connection with the CEOC Debtors’ emergence from Chapter 11, Caesars Entertainment will be required to (i) contribute over $400 million to pay a forbearance fee, for general corporate purposes and to fund sources and uses and (ii) purchase up to approximately $1.0 billion of new equity in the restructured CEOC Debtors;

•
if the Bankruptcy Court approves the CEOC Debtors’ plan of reorganization, Caesars Entertainment will be required to guarantee the lease payments owed by the restructured operating company to the restructured property companies and the debt issued by the restructured operating company to the creditors and, if the restructured operating company is unable to or does not pay amounts due under the leases or debt, Caesars Entertainment will be obligated to pay the full amount;

•	Caesars Entertainment’s ability to manage contracts that are critical to its operation, and to obtain and maintain appropriate credit and other terms with customers, suppliers and service providers;

•	Caesars Entertainment’s ability to attract, retain and motivate key employees;

•	Caesars Entertainment’s ability to fund and execute its business plan;

•	whether Caesars Entertainment’s non-Debtor subsidiaries continue to operate their business in the normal course;

•	the disposition or resolution of all pre-petition claims against Caesars Entertainment and the CEOC Debtors; and

•	Caesars Entertainment’s ability to maintain existing customers and vendor relationships and expand sales to new customers.
Although Caesars Entertainment does not guarantee any of CERP’s outstanding senior secured notes, any negative impact of the Chapter 11 proceedings on Caesars Entertainment could potentially hinder our operations, as we are dependent on Caesars Entertainment and CES for many of our operations, including the management of our properties.
If a court were to find in favor of the claimants in the certain disputes with noteholders, it would likely have a material adverse effect on Caesars Entertainment’s business, financial condition, results of operations and cash flows and, absent an intervening event, a reorganization of Caesars Entertainment under Chapter 11 of the Bankruptcy Code would likely be necessary due to the limited resources available at Caesars Entertainment to resolve such matters.
Caesars Entertainment is subject to a number of disputes amongst its and its subsidiaries’ noteholders (the “Noteholders Disputes”) related to various transactions that CEOC has completed since 2013. Plaintiffs in certain of these actions raise allegations of breach of contract, intentional and constructive fraudulent transfer, and breach of fiduciary duty, among other claims. Should a court find in favor of the plaintiffs on such claims in any of the Noteholder Disputes, the transactions at issue in those lawsuits may be subject to rescission and/or Caesars Entertainment may be required to pay damages to the plaintiffs. Additionally, a number of the Noteholder Disputes claim that Caesars Entertainment is liable for all amounts due and owing on certain notes issued by CEOC and if the court in any of these Noteholder Disputes were to find in favor of the plaintiffs on such claims, Caesars Entertainment may become obligated to pay all principal, interest, and other amounts due and owing on the notes at issue. In the event of an adverse outcome on these matters, it is likely that a reorganization of Caesars Entertainment under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at Caesars Entertainment Corporation to resolve such matters. A reorganization of Caesars Entertainment under Chapter 11 of the Bankruptcy Code could potentially hinder our operations and adversely affect our business, financial condition and operating results, as we are dependent on Caesars Entertainment and CES for many of our operations, including the management of our properties. Additionally, if Caesars Entertainment were to reorganize under Chapter 11 of the Bankruptcy Code, its creditors could exercise significant influence over our business.
The Chapter 11 proceedings or a reorganization of Caesars Entertainment under Chapter 11 of the Bankruptcy Code may disrupt our business and may materially and adversely affect our operations.
We and Caesars Entertainment have attempted to minimize the adverse effect of the CEOC Debtors’ Chapter 11 proceedings on our relationships with our employees, suppliers, customers and other parties. Nonetheless, our relationships with our customers, suppliers and employees may be adversely impacted by negative publicity or otherwise and our operations could be materially and adversely affected by the Chapter 11 proceedings or a reorganization of Caesars Entertainment under Chapter 11 of the Bankruptcy Code. In addition, the Chapter 11 proceedings or a reorganization of Caesars Entertainment under Chapter 11 of the Bankruptcy Code could negatively affect our ability to attract new employees and retain existing high performing employees or executives, which could materially and adversely affect our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Member’s Equity, (iv) Consolidated Condensed Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.	X	—	—	—	—

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC.

August 6, 2015	By:	/S/ ERIC HESSION
Eric Hession
Treasurer and Manager