Form 10-Q
period 2015-09-30
Caesars Entertainment Resort Properties, LLC
filed 2015-11-09
CIK 1610979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015
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

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents ($141 and $70 attributable to our VIE)	$359	$259
Receivables, net ($2 and $1 attributable to our VIE)	66	62
Due from affiliates ($57 and $65 attributable to our VIE)	57	65
Prepayments and other current assets ($23 and $11 attributable to our VIE)	65	67
Inventories	9	9
Total current assets	556	462
Property and equipment, net ($28 and $5 attributable to our VIE)	5,031	5,006
Goodwill	1,402	1,402
Intangible assets other than goodwill	304	342
Deferred charges and other ($1 and $1 attributable to our VIE)	51	51
Total assets	$7,344	$7,263

Liabilities and Member’s Equity
Current liabilities
Accounts payable ($93 and $90 attributable to our VIE)	$135	$130
Accrued expenses and other liabilities ($87 and $17 attributable to our VIE)	238	147
Interest payable	147	98
Deferred income taxes	53	54
Current portion of long-term debt	119	39
Total current liabilities	692	468
Long-term debt	4,515	4,714
Deferred income taxes	1,132	1,209
Deferred credits and other	8	9
Total liabilities	6,347	6,400
Commitments and contingencies (Note 9)
Member’s equity
Total CERP member’s equity	957	839
Noncontrolling interests	40	24
Total member’s equity	997	863
Total liabilities and member’s equity	$7,344	$7,263

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Casino	$281	$282	$863	$831
Food and beverage	137	136	405	398
Rooms	138	124	406	377
Other	73	87	224	232
Less: casino promotional allowances	(87)	(93)	(261)	(272)
Net revenues	542	536	1,637	1,566

Operating expenses
Direct
Casino	142	155	427	459
Food and beverage	68	71	197	200
Rooms	37	35	106	105
Property, general, administrative, and other	134	144	389	399
Depreciation, amortization, and other	53	53	154	163
Impairment of goodwill	—	118	—	118
Corporate expense	10	9	32	43
Total operating expenses	444	585	1,305	1,487

Income/(loss) from operations	98	(49)	332	79
Interest expense	(98)	(99)	(299)	(288)

Income/(loss) before income taxes	—	(148)	33	(209)
Income tax benefit/(provision)	—	(1)	(13)	21

Net income/(loss)	$—	$(149)	$20	$(188)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF MEMBER’S EQUITY
(UNAUDITED)
(In millions)

	CERP Member’s Equity
	Contributed Capital	Accumulated Deficit	Total CERP Member’s Equity	Noncontrolling Interest	Total Member’s Equity
Balance as of December 31, 2013	$1,841	$(688)	$1,153	$—	$1,153
Net loss	—	(405)	(405)	—	(405)
Contribution of Atlantic City Convention Center entities	82	—	82	—	82
Contribution from parent in settlement of taxes	4	—	4	—	4
Share-based compensation and other	5	—	5	—	5
Contributions in noncontrolling interests	—	—	—	24	24
Balance as of December 31, 2014	1,932	(1,093)	839	24	863
Net income	—	20	20	—	20
Contribution from parent in settlement of taxes	90	—	90	—	90
Share-based compensation and other	8	—	8	—	8
Contributions in noncontrolling interests	—	—	—	16	16
Balance as of September 30, 2015	$2,030	$(1,073)	$957	$40	$997

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities	$341	$116
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(125)	(138)
Other	(4)	1
Cash flows from investing activities	(129)	(137)
Cash flows from financing activities
Payment of debt issuance and extension fees	—	(7)
Proceeds from long-term debt	191	105
Repayments of long-term debt	(319)	(58)
Contributions from other CES Members	16	—
Cash flows from financing activities	(112)	40
Net increase in cash and cash equivalents	100	19
Cash and cash equivalents, beginning of period	259	182
Cash and cash equivalents, end of period	$359	$201

Supplemental cash flow information:
Cash paid for interest	$245	$244
Cash refunded for income taxes	—	(1)
Non-cash investing and financing activities:
Change in accrued capital expenditures	10	(24)
Assets acquired through financing activities and capital leases	—	14
Contribution of Atlantic City Convention Center entities	—	82
Contribution from parent in settlement of taxes	90	24
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
Caesars Entertainment Resort Properties, LLC (“CERP”) is separately organized as a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation (“CEC”). CERP was formed in August 2013 from the Casino Resort Properties (as defined below), plus the acquisition of The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas (“Octavius Tower”), which is leased to Caesars Entertainment Operating Company, Inc. (“CEOC”) (see Note 10). The Casino Resort Properties are comprised of six casino properties: (1) Harrah’s Las Vegas, (2) Rio All-Suites Hotel and Casino, (3) Flamingo Las Vegas, (4) Harrah’s Atlantic City, (5) Paris Las Vegas, and (6) Harrah’s Laughlin. Four of the casino properties, together with The LINQ promenade and Octavius Tower, are concentrated in Las Vegas and represent 71% and 73% of consolidated net revenues for the three and nine months ended September 30, 2015, respectively.
The LINQ promenade is an open-air dining, entertainment, and retail corridor located between The LINQ Hotel & Casino (“The LINQ Hotel”) and the Flamingo Las Vegas, on the east side of the Las Vegas Strip. It also features a 550-foot observation wheel, the High Roller, which opened at the end of first quarter 2014. We lease the gaming space in this corridor to The LINQ Hotel, which is a subsidiary of Caesars Growth Partners, LLC (“CGP”), and lease other space to third-party lessees.
We view each casino property, including The LINQ promenade, as an operating segment and aggregate such properties into one reportable segment.
Basis of Presentation and Consolidation
CERP was formed in anticipation of the CERP Financing (as defined and described in Note 6), as an indirect, wholly owned subsidiary of CEC. In May 2014, subsequent to the closing of the CERP Financing and obtaining the required regulatory approvals, the Casino Resort Properties, together with The LINQ promenade and Octavius Tower (collectively, the “Caesars Entertainment Resort Properties”), were contributed by CEC to CERP (the “CERP LLC Merger”). Because CERP and the Caesars Entertainment Resort Properties were commonly controlled by CEC for all periods subsequent to CERP’s formation in August 2013, the CERP LLC Merger was accounted for as a merger of entities under common control. Accordingly, the accompanying financial statements of CERP and each of its subsidiaries (which are comprised solely of the Caesars Entertainment Resort Properties) for all dates and periods subsequent to CERP’s formation are presented on a consolidated basis as if the CERP LLC Merger had occurred at the date of CERP’s formation in August 2013.
As described in Note 6, CERP registered the CERP Notes (as defined in Note 6) that were originally issued in connection with the CERP Financing, pursuant to a registration statement on Form S-4, which was declared effective on February 10, 2015.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Formation of Caesars Enterprise Services, LLC and Consolidation as a Variable Interest Entity
In 2014, CERP, CEOC and Caesars Growth Properties Holdings, LLC (“CGPH” and, collectively, the “Members”) formed Caesars Enterprise Services, LLC (“CES”), a services joint venture. CES provides certain corporate and administrative services for the Members’ casino properties. CES manages certain assets for the casino properties to which it provides services and the other assets it owns, licenses or controls, and employs certain of the corresponding employees. Expenses incurred by CES are allocated to the casino properties directly or to the Members according to their allocation percentages, subject to annual review.
Therefore, CES is a "pass-through" entity that serves as an agent on behalf of the Members at a cost-basis, and is contractually required to fully allocate its costs. CES is designed to have no operating cash flows of its own, and any net income or loss is generally immaterial and is typically subject to allocation to the Members in the subsequent period. See further discussion in Note 10.
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
CEOC Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 issued by CEOC (the “CEOC 10.00% Second-Priority Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP, Caesars Acquisition Company (“CAC”), CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. Subsequently, plaintiffs advised the judge presiding over the CEOC bankruptcy proceeding that they would pursue in this litigation only those claims alleging that CEC remains liable under the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes. We believe that fact discovery in the case is substantially complete. No trial date has been set.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In addition, the suit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary, equitable and declaratory relief. The lawsuit has been automatically stayed with respect to CEOC during its Chapter 11 bankruptcy process. Pursuant to a Restructuring Support and Forbearance Agreement entered into by CEC and CEOC with certain creditors (as amended, the “First Lien Bond RSA”), the lawsuit also has been stayed in its entirety (including with respect to CERP), with the consent of all of the parties to it. The consensual stay will expire upon the termination of the First Lien Bond RSA.
Although none of the claims and demands described above against CERP are currently being litigated, the Company believes that such claims and demands are without merit and is prepared to defend itself vigorously. The claims against CEOC have been stayed due to the Chapter 11 process and, in some instances, the actions against CEC have been allowed to continue. CEC believes that the noteholder disputes have a reasonably possible likelihood of an adverse outcome, and due to the lack of specific monetary damages being claimed, and the general nature of the litigation and its relationship to the CEOC proceedings, we are not able to reasonably estimate a range of reasonably possible losses should any of the noteholder disputes ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, and should a court find in favor of the claimants in any of these noteholder disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Note 3 — Recently Issued Accounting Pronouncements
In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for recognizing revenue and to develop a common revenue standard for United States GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry will be eliminated. In addition, interim and annual disclosures will be substantially revised. In August 2015, the FASB issued an update to defer the effective date to annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We intend to adopt this standard effective January 1, 2017. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
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
In February 2015, the FASB issued authoritative guidance amending Topic 810, Consolidation. The amendments affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the accounting standard by placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met. Further, the ASU reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VIE") and changes consolidation conclusions in several industries that typically make use of VIEs. The ASU will be effective for periods beginning after December 15, 2015 for public companies. Early adoption is permitted, including adoption in an interim period. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4 — Property and Equipment

(In millions)	September 30, 2015	December 31, 2014
Land and land improvements	$2,496	$2,493
Buildings and improvements	2,765	2,655
Furniture, fixtures, and equipment	664	591
Construction in progress	32	87
Total property and equipment	5,957	5,826
Less: accumulated depreciation	(926)	(820)
Total property and equipment, net	$5,031	$5,006
Capitalized interest was $5 million for the nine months ended September 30, 2015, primarily related to the Atlantic City Convention Center, and was $10 million for the nine months ended September 30, 2014, primarily related to The LINQ promenade.
Depreciation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Depreciation expense	$40	$35	$111	$113
Note 5 — Goodwill and Other Intangible Assets
Changes in the Carrying Value of Goodwill and Other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2014	$305	$1,402	$37
Impairments	—	—	—
Amortization expense and other	(38)	—	—
Balance as of September 30, 2015	$267	$1,402	$37

During the third quarter of 2014, as a result of a decline in recent performance and downward adjustments to expectations of future performance in certain of our markets, we recognized goodwill impairment charges of $118 million. We determined the estimated fair value of each reporting unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization ("EBITDA"), combined with estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell businesses in our industry.
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	September 30, 2015				December 31, 2014
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	5.1	$681	$(414)	$267	$682	$(377)	$305
Trademarks				37			37
Total intangible assets other than goodwill				$304			$342

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6 — Debt

		September 30, 2015			December 31, 2014
(Dollars in millions)	Final Maturity	Rate	Face Value	Book Value	Book Value
Secured Debt
CERP Term Loan	2020	7.00%	$2,456	$2,407	$2,420
CERP Revolving Credit Facility	2018	various	81	81	180
CERP First Lien Notes	2020	8.00%	1,000	991	990
CERP Second Lien Notes	2021	11.00%	1,150	1,138	1,137
Capitalized Lease Obligations and other	to 2017	various	17	17	26
Total debt			4,704	4,634	4,753
Current portion of long-term debt			(119)	(119)	(39)
Long-term debt			$4,585	$4,515	$4,714
Current Portion of Long-Term Debt
The current portion of long-term debt as of September 30, 2015, includes the $81 million outstanding under the revolving credit facility as well as principal payments on its senior secured loan, other unsecured borrowings, and capitalized lease obligations.
Borrowings under the revolving credit facilities are each subject to separate note agreements executed based on the provisions of the applicable credit facility agreements, and each note has a contractual maturity of less than one year. The applicable credit facility agreements each have a contractual maturity of greater than one year, and we have the ability to rollover the outstanding principal balances on a long-term basis; however, we currently intend to repay the principal balances within the following 12 months. Amounts borrowed under the revolving credit facilities are intended to satisfy short term liquidity needs and are classified as current.
We believe that our cash and cash equivalents balance, our cash flows from operations, and/or financing available under our revolving credit facility will be sufficient to meet our normal operating requirements, to fund planned capital expenditures, and to fund debt service during the next 12 months and the foreseeable future.
Debt Discounts and Deferred Finance Charges
Debt discounts and deferred finance charges incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts or premiums are written off and included in our gain or loss calculations to the extent we retire debt prior to its original maturity date. Effective for our quarter ended June 30, 2015, we adopted authoritative guidance amending the existing requirements for the presentation of deferred finance charges. The amendments to the guidance require that deferred finance charges related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. As of December 31, 2014, we have reclassified $21 million of unamortized deferred finance charges from deferred charges and other assets to long-term debt on our Consolidated Balance Sheets.
As of September 30, 2015 and December 31, 2014, book values of debt are presented net of total unamortized discounts of $52 million and $58 million, respectively, and total unamortized deferred finance charges of $18 million and $21 million, respectively.
Fair Value
As of September 30, 2015 and December 31, 2014, the fair value of our debt was approximately $4.4 billion and $4.5 billion, respectively. We estimated the fair value of debt based on the borrowing rates available as of September 30, 2015, for debt with similar terms and maturities, and based on market rates of publicly traded debt. We classify the fair value of debt within level 1 and level 2 in the fair value hierarchy.
CERP Financing
CERP Credit Facilities
As of September 30, 2015, the CERP Credit Facilities provided for an aggregate principal amount of up to $2.7 billion, consisting of senior secured term loans in an aggregate principal amount of $2.5 billion (“CERP Term Loans”) and a senior secured revolving

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

credit facility in an aggregate principal amount of up to $270 million. We refer to this refinancing transaction as the “CERP Financing.” The CERP Term Loans require scheduled quarterly payments of $6 million, with the balance due at maturity. As of September 30, 2015, $81 million of borrowings were outstanding under the CERP revolving credit facility, and no amounts were committed to outstanding letters of credit.
CERP Notes
As of September 30, 2015, the CERP Notes consist of (i) $1.0 billion aggregate principal amount of 8.0% first-priority senior secured notes due 2020 (“CERP First Lien Notes”) and (ii) $1.2 billion aggregate principal amount of 11.0% second-priority senior secured notes due 2021 (“CERP Second Lien Notes”).
We pledged a significant portion of our assets as collateral under the CERP Credit Facilities and the CERP Notes.
Registration Statement
In connection with the CERP Financing, we committed to register the CERP Notes originally issued pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), under a registration statement with the SEC by November 17, 2014. Accordingly, we registered the CERP Notes pursuant to a registration statement on Form S-4, which was declared effective on February 10, 2015.
The terms of the registered CERP Notes are substantially identical to those of the originally-issued CERP Notes, except that the registered CERP Notes no longer have transfer restrictions or registration rights. The CERP Notes are co-issued, as well as fully and unconditionally guaranteed, jointly and severally, by the Company and each of its wholly owned subsidiaries on a senior secured basis. CERP is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
CERP Restrictive Covenants
The CERP Notes and CERP Credit Facilities include negative covenants, subject to certain exceptions, and contain customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions in the case of the CERP Credit Facilities).
The CERP Credit Facilities also contain certain customary affirmative covenants and require that we maintain a senior secured leverage ratio (“SSLR”) of no more than 8.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined (“CERP Adjusted EBITDA”). CERP is in compliance with the CERP Credit Facilities covenant as of September 30, 2015.
Note 7 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances, with the cost of providing such allowances included in casino expenses as indicated in the following tables.
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Food and Beverage	$45	$45	$135	$138
Rooms	39	41	114	118
Other	3	7	12	16
	$87	$93	$261	$272

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Food and Beverage	$27	$30	$80	$90
Rooms	15	17	43	49
Other	2	5	8	13
	$44	$52	$131	$152
Note 8 — Income Taxes
Income Tax Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Income tax benefit/(provision) applicable to:
Income/(loss) before income taxes	$—	$(1)	$(13)	$21
Effective tax rate	—%	(0.7)%	39.4%	10.0%
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our consolidated condensed balance sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
The effective tax rate for the three months ended September 30, 2015 is approximately zero because the income/(loss) before income taxes rounds to zero. The effective tax rate expenses for the three and nine months ended September 30, 2015 were unfavorably impacted primarily by state taxes and nondeductible expenses. The effective tax rate benefit for the three months ended September 30, 2014 was unfavorably impacted by nondeductible goodwill impairments and the state deferred tax impact of combining the CERP properties for tax purposes. The effective tax rate benefit for the nine months ended September 30, 2014 was unfavorably impacted by nondeductible goodwill impairments and the state deferred tax impact of combining the CERP properties, offset by a tax benefit from the decrease in uncertain state tax positions.
We believe that it is reasonably possible that the total amount of unrecognized tax benefits as of September 30, 2015 will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that an adequate provision has been made for such matters, there is the possibility that the ultimate resolution of such matters could have an adverse effect on our earnings. Conversely, if these matters are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.
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
Note 9 — Contractual Commitments and Contingent Liabilities
As of September 30, 2015, our estimated interest payments for the rest of the year ending December 31, 2015 are $149 million, for the years ended December 31, 2016 through 2019 are $384 million, $383 million, $391 million, and $396 million, respectively, and $485 million in total thereafter through maturity.
During the nine months ended September 30, 2015, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2014.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10 — Related Party Transactions
Summary of Related Party Transactions

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Services Joint Venture
Shared services allocated expenses to CGP	$28	$—	$73	$—
Shared services allocated expenses to CEOC	85	—	256	—
CEOC Shared Services Agreement
Shared services allocated expenses from CEOC	8	28	28	131
Transactions with CEC and other affiliates
Employee benefits and incentive awards	4	1	14	4
Other	1	1	1	1
Other Related Party Transactions
Lease revenue received	13	13	38	38
Lease payments	—	—	2	—
Service provider fee	—	7	3	34
World Series of Poker agreements	1	1	2	2
Services Joint Venture
CES provides certain corporate and administrative services to the Members, and the costs of these services are allocated among the Members which include CEOC.
On January 15, 2015, CEOC, a majority-owned subsidiary of CEC, and certain of CEOC’s United States subsidiaries voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Amounts owed to the Company from CEOC have been paid in full, and, subsequent to January 15, 2015, CEOC continues to make regularly scheduled payments to the Company for expense allocations.
CEOC Shared Services Agreement
Pursuant to a shared services agreement, CEOC provides CEC with certain corporate and administrative services, and the costs of these services are allocated among us and all of CEC’s operating subsidiaries. In May 2014, the Members entered into a services joint venture, CES, and the Omnibus License and Enterprise Services Agreement (the “Omnibus Agreement”). Certain of these corporate and administrative services are now provided by CES (see Note 1).
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Capital LP (“TPG”) (collectively, the “Sponsors”). As of September 30, 2015, Hamlet Holdings beneficially owned the majority of CEC’s common stock.
CEC has a services agreement with the Sponsors relating to the provision of financial and strategic advisory services and consulting services. The Sponsors granted a waiver of the monitoring fees for management services; however, CEC reimburses the Sponsors for expenses they incur related to these management services. A portion of the reimbursed expenses are allocated to CERP. For the three and nine months ended September 30, 2015, CERP paid approximately $1 million and $2 million, respectively. There were no material amounts paid for the other periods presented in the table above.
We may engage in transactions with companies owned or controlled by affiliates of the Sponsors in the normal course of business. We believe such transactions are conducted at fair value. There were no material amounts paid to affiliates of the Sponsors for the three and nine months ended September 30, 2015 and 2014. In addition, certain entities affiliated with or under the control of our Sponsors may from time to time transact in and hold our debt securities, and participate in any modifications of such instruments on terms available to any other holder of our debt.
Other Related Party Transactions
Lease Agreements
We lease Octavius Tower to CEOC for approximately $35 million per year and gaming space in The LINQ promenade to The LINQ Hotel for approximately $15 million per year pursuant to separate lease agreements that both expire April 2026.
LINQ Access and Parking Easement Lease Agreement
Under the LINQ Access and Parking Easement lease agreement, CEOC leases the parking lot behind The LINQ promenade and The LINQ Hotel to CERP and CGP. Pursuant to the lease agreement, which expires in April 2028, CERP pays approximately $1 million annually, subject to a 3% annual increase.
Service Provider Fee
CEOC, CERP and CGP have a shared services agreement under which CERP and CGP pay for certain indirect corporate support costs. CEOC is authorized to charge CERP for an amount equal to 21.8%, of unallocated corporate support costs.
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
As of September 30, 2015 and December 31, 2014, due from affiliates was $57 million and $65 million, respectively, and represented a net receivable due to CES primarily from CEOC and CGP for shared services performed on their behalf.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment Resort Properties, LLC for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in CERP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 10-K”).
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
Overview
CERP is a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation (“CEC” or “Caesars Entertainment”). We own six casino properties: (1) Harrah’s Las Vegas, (2) Rio All-Suites Hotel and Casino, (3) Flamingo Las Vegas, (4) Harrah’s Atlantic City, (5) Paris Las Vegas, and (6) Harrah’s Laughlin (collectively, the “Casino Resort Properties”) as well as The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas ("Octavius Tower"), which is leased to Caesars Entertainment Operating Company, Inc. (“CEOC”).
The LINQ promenade is an open-air dining, entertainment, and retail corridor located between The LINQ Hotel & Casino ("The LINQ Hotel") and the Flamingo Las Vegas, on the east side of the Las Vegas Strip. It also features a 550-foot observation wheel, the High Roller, which opened at the end of first quarter 2014. We lease the gaming space in this corridor to The LINQ Hotel, which is a subsidiary of Caesars Growth Partners, LLC ("CGP"), and lease other space to third-party lessees.
In May 2014, the Casino Resort Properties, together with The LINQ promenade and Octavius Tower (collectively, the "Caesars Entertainment Resort Properties"), were contributed by CEC to CERP (the "CERP LLC Merger"). Because CERP and the Caesars Entertainment Resort Properties were commonly controlled by CEC for all periods subsequent to CERP's formation in August 2013, the CERP LLC Merger was accounted for as a merger of entities under common control. Accordingly, the accompanying financial statements of CERP and each of its subsidiaries (which are comprised solely of the Caesars Entertainment Resort Properties) for all dates and periods subsequent to CERP's formation are presented on a consolidated basis as if the CERP LLC Merger had occurred at the date of CERP's formation in August 2013.
Consolidated Operating Results

	Three Months Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2015	2014		2015	2014
Casino revenues	$281	$282	(0.4)%	$863	$831	3.9%
Net revenues	$542	$536	1.1%	$1,637	$1,566	4.5%
Income/(loss) from operations	$98	$(49)	*	$332	$79	*
Net income/(loss)	$—	$(149)	100.0%	$20	$(188)	*
Property EBITDA (1)	$161	$131	22.9%	$518	$403	28.5%
Operating margin (2)	18.1%	(9.1)%	27.2 pts	20.3%	5.0%	15.3 pts
___________________

(1)
See the Reconciliation of Non-GAAP Financial Measures discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of net income to Property EBITDA

(2)	Operating margin is calculated as income/(loss) from operations divided by net revenues

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
Three Months Ended September 30, 2015 compared with September 30, 2014
Net revenues increased $6 million (1.1%) primarily due to (i) a $14 million increase in rooms revenue, mainly driven by the expansion of our resorts fees program, which contributed to the increase in cash ADR to $111 in 2015 from $98; and (ii) partially offset by a decrease in other revenues, primarily due to fewer large events being held at our entertainment venues in 2015 compared with the prior year period resulting in declines in entertainment and related revenues.
Income from operations improved $147 million primarily due to no impairment charges being recorded in 2015 ($118 million in impairment charges were recorded in 2014), a $13 million decrease in casino operating expenses as a result of our cost-reduction initiatives, and the $6 million increase in net revenues described above.
Nine Months Ended September 30, 2015 compared with September 30, 2014
Net revenues increased $71 million (4.5%) primarily due to (i) a $32 million increase in casino revenues, mainly driven by favorable gaming hold in Las Vegas; and (ii) a $29 million increase in rooms revenues, mainly driven by the expansion of our resort fees program, which contributed to the increase in cash ADR to $112 in 2015 from $102. In addition, food and beverage revenues were $7 million higher as a result of the continued ramp up of new outlets.
Income from operations improved $253 million primarily due to no impairment charges being recorded in 2015 ($118 million in impairment charges were recorded in 2014) combined with the $71 million increase in net revenues described above and a $32 million decrease in casino operating expenses as a result of our cost-reduction initiatives.
Other Factors Affecting Net Income

	Three Months Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2015	2014		2015	2014
Interest expense	$98	$99	1%	$299	$288	(3.8)%
Income tax benefit/(provision)	—	(1)	(100)%	(13)	21	*
___________________

*	Not meaningful.
Interest Expense
Interest expense was relatively flat in the third quarter of 2015 compared with the prior year quarter as there were no material fluctuations in outstanding debt year over year. Interest expense increased $11 million (3.8%) in the nine-month period primarily due to the following:

•	an $8 million reduction in the amount of interest capitalized due to the completion of The LINQ promenade in the first quarter of 2014;

•
a $5 million of additional interest in the first nine months of 2015 due to increased utilization of the revolving credit facility during 2015 and the additional interest assessed on the CERP notes prior to the consummation of the exchange offer in the first quarter of 2015; and

•	a partially offsetting $3 million increase in capitalized interest associated with the construction of the Atlantic City Convention Center, which was completed during third quarter of 2015.

Income Taxes
The effective tax rate for the three months ended September 30, 2015 is zero versus an effective tax rate benefit of 0.7% in 2014. The effective tax rate for the three months ended September 30, 2015 is approximately zero because the income/(loss) before income taxes rounds to zero. The effective tax rate for 2014 was unfavorably impacted primarily by the state deferred tax impact of combining the CERP properties for tax purposes. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 39.4% and 10.0%, respectively. The effective tax rate expense for 2015 was unfavorably impacted primarily by state taxes and nondeductible expenses. The effective tax rate benefit for 2014 was unfavorably impacted primarily by the state deferred tax impact of combining the CERP properties for tax purposes offset by a tax benefit from the reversal of state uncertain tax positions. See Note 8.
Liquidity and Capital Resources
Liquidity Discussion and Analysis
As of September 30, 2015, our cash and cash equivalents totaled $359 million, including $141 million attributable to Caesars Enterprise Services, LLC (“CES”). CES is a variable interest entity that is consolidated by CERP (see Note 1). CES is controlled through the CES steering committee, which is comprised of one representative from each of the Members (as defined in Note 1). Therefore, all decisions regarding the liquidity and capital resources of CES are made by the CES steering committee. Our operating cash inflows are typically used for operating expenses, debt service costs and working capital needs.
We are highly leveraged and a significant amount of our liquidity needs are for debt service. As of September 30, 2015, we had $4.7 billion face value of indebtedness outstanding including capital lease obligations. See Note 6 for additional information relating to our indebtedness and related restrictive covenants. Cash paid for interest for the nine months ended September 30, 2015 was $245 million.
Our estimated annual debt and interest payments are as follows:

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt principal payments	$11	$117	$26	$25	$25	$4,500	$4,704
Estimated interest payments	149	384	383	391	396	485	2,188
	$160	$501	$409	$416	$421	$4,985	$6,892
Our ability to fund our operations, pay our debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our existing debt could impact our ability to secure additional funds through financing activities. We believe that our cash and cash equivalents balance, our cash flows from operations, and/or financing available under our revolving credit facility will be sufficient to meet our normal operating requirements, to fund planned capital expenditures, and to fund debt service during the next 12 months and the foreseeable future. Restrictions under our lending arrangements generally prevent the distribution of cash to Caesars Entertainment, except for certain restricted payments.
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
For the nine months ended September 30, 2015, our capital spending totaled $125 million, net of a decrease in related payables of $10 million. These capital expenditures were primarily related to the Atlantic City Convention Center. Estimated total capital expenditures for 2015 are expected to be between $160 million and $250 million and primarily include funds for the completion of the Atlantic City Convention Center. We expect to fund these capital expenditures from cash flows generated by our operating activities.
Projected Capital Expenditures for 2015

(In millions)	Low	High
CERP	130	200
CES	30	50
Total	160	250
CES projected capital expenditures are expected to be funded by CGPH and CEOC primarily based on their corresponding ownership percentages.
Cash Flow Activity
Cash flows provided by operating activities was $341 million in 2015 compared with $116 million in 2014. The increased cash flow was primarily due to the increase in property operating cash flows from the operating results described above combined with the positive impact of fluctuations in working capital.
Cash flows used in investing activities was $129 million in 2015 compared with $137 million in 2014 due to a decrease in acquisitions of property and equipment in 2015 compared with 2014.
Cash flows used in financing activities was $112 million in 2015 compared with $40 million provided by financing activities in 2014. Net repayments of long-term debt increased in 2015 as the balance outstanding on the revolving credit facility decreased from $180 million as of December 31, 2014 to $81 million as of September 30, 2015. The balance was higher as of December 31, 2014 to fund the construction in process at the Atlantic City Convention Center, CERP’s initial contributions to CES in the fourth quarter of 2014, and other operational activity.
Related-Party Transactions
We participate with CEOC and other CEC subsidiaries in marketing, purchasing, insurance, employee benefit, and other programs that are defined, negotiated and managed by CES. The Company believes that participating in these consolidated programs is beneficial in comparison to the cost and terms for similar programs that it could negotiate on a stand-alone basis. For a more complete description of the nature and extent of these and other related party transactions, see Note 10.
Other Obligations and Commitments
As of September 30, 2015, there have been no material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2014 10-K.

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
Reconciliation of Net Income/(Loss) to Property EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net income/(loss)	$—	$(149)	$20	$(188)
Income tax (benefit)/provision	—	1	13	(21)
Income/(loss) before income taxes	—	(148)	33	(209)
Interest expense	98	99	299	288
Income/(loss) from operations	98	(49)	332	79
Depreciation, amortization, and other	53	53	154	163
Impairment of intangible and tangible assets	—	118	—	118
Corporate expense	10	9	32	43
Property EBITDA	$161	$131	$518	$403

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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2015. Based on that evaluation and considering the material weaknesses in internal control over financial reporting reported in Part II, Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015.
In light of the material weaknesses as of September 30, 2015, prior to the filing of this Form 10-Q for the period ended September 30, 2015, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

•
Enhancing the Company’s internal control monitoring program including an enhanced documented risk assessment process to identify the appropriate in scope balances and related controls, computer systems, and applications.

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

•	Implementing new systems and tools to automate manual processes and to document and monitor adherence to standardized processes and controls.

•	Reviewing and updating accounting policies to ensure they address the Company’s current environment.
We believe the remedial actions described above have strengthened the Company's internal control over financial reporting and will remediate the material weaknesses identified. However, as of September 30, 2015, these remediation measures are ongoing and had not been in operation long enough to measure their operating effectiveness in order to conclude that the identified material weaknesses were fully remediated. We will continue to monitor the effectiveness of these remediation activities and expect to make further changes to improve the Company’s internal control over financial reporting.

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
CEOC Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 issued by CEOC (the “CEOC 10.00% Second-Priority Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP, Caesars Acquisition Company (“CAC”), CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. Subsequently, plaintiffs advised the judge presiding over the CEOC bankruptcy proceeding that they would pursue in this litigation only those claims alleging that CEC remains liable under the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes. We believe that fact discovery in the case is substantially complete. No trial date has been set.
On November 25, 2014, UMB Bank, as successor indenture trustee for CEOC’s 8.50% Senior Secured Notes due 2020 (the “CEOC 8.50% Senior Secured Notes”), filed a verified complaint in Delaware Chancery Court against CERP, CEC, CEOC, CAC, CGP, CES, and against individual past and present CEC board members Loveman, Benjamin, Bonderman, Davis, Press, Rowan, Sambur, Hession, Colvin, Kleisner, Swann, Williams, Housenbold, Cohen, Stauber, and Winograd, alleging generally that defendants improperly stripped CEOC of certain assets, wrongfully affected a release of CEC’s parent guarantee of the CEOC 8.50% Senior Secured Notes and committed other wrongs. Among other things, UMB Bank asked the court to appoint a receiver over CEOC. In addition, the suit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary, equitable and declaratory relief. The lawsuit has been automatically stayed with respect to CEOC during its Chapter 11 bankruptcy process. Pursuant to a Restructuring Support and Forbearance Agreement entered into by CEC and CEOC with certain creditors (as amended, the “First Lien Bond RSA”), the lawsuit also has been stayed in its entirety (including with respect to CERP), with the consent of all of the parties to it. The consensual stay will expire upon the termination of the First Lien Bond RSA.
Although none of the claims and demands described above against CERP are currently being litigated, the Company believes that such claims and demands are without merit and is prepared to defend itself vigorously. The claims against CEOC have been stayed due to the Chapter 11 process and, in some instances, the actions against CEC have been allowed to continue. CEC believes that the noteholder disputes have a reasonably possible likelihood of an adverse outcome, and due to the lack of specific monetary damages being claimed, and the general nature of the litigation and its relationship to the CEOC proceedings, we are not able to reasonabl

y estimate a range of reasonably possible losses should any of the noteholder disputes ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, and should a court find in favor of the claimants in any of these noteholder disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
As a result of CEOC's highly leveraged capital structure and the general decline in its gaming results since 2007, on January 15, 2015, CEOC and certain of its U.S. subsidiaries, which does not include CERP (collectively, the “CEOC Debtors”), voluntarily filed for reorganization (the “Chapter 11 proceedings”) under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”). The Bankruptcy Petitions occurred three days after certain holders of CEOC's second lien notes filed an involuntary Chapter 11 petition against CEOC in the United States Bankruptcy Court for the District of Delaware (the “Delaware Bankruptcy Court”). On January 28, 2015, the Delaware Bankruptcy Court ordered that the involuntary petition and related transactions be transferred to the Bankruptcy Court. The Chapter 11 proceedings are being jointly administered under the caption In re Caesars Entertainment Operating Company, Inc., et al., Case No. 15-01145.
We and Caesars Entertainment are subject to a number of risks and uncertainties associated with the Chapter 11 proceedings, which may lead to potential adverse effects on our and Caesars Entertainment’s liquidity, results of operations or business prospects. We cannot assure you of the outcome of the Chapter 11 proceedings. Risks associated with the Chapter 11 proceedings include the following:

•	the ability of the CEOC Debtors to continue as a going concern;

•	the ability of the CEOC Debtors to obtain bankruptcy court approval with respect to motions in the Chapter 11 proceedings and the outcomes of bankruptcy court rulings of the proceedings in general;

•	risks associated with involuntary bankruptcy proceedings filed in the Delaware Bankruptcy Court and now pending in the Bankruptcy Court;

•	the ability of the CEOC Debtors to comply with and to operate under the cash collateral order and any cash management orders entered by the Bankruptcy Court from time to time;

•	the length of time the CEOC Debtors will operate under the Chapter 11 proceedings and their ability to successfully emerge, including with respect to obtaining any necessary regulatory approvals;

•	the ability of the CEOC Debtors to negotiate, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

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

•
if the Bankruptcy Court approves the CEOC Debtors’ plan of reorganization, in connection with the CEOC Debtors’ emergence from Chapter 11, Caesars Entertainment will be required, among other things, to (i) contribute over $400 million to pay a forbearance fee, for general corporate purposes and to fund sources and uses, (ii) purchase up to approximately $1.0 billion of new equity in the restructured CEOC Debtors and (iii) spend over $350 million to purchase claims of the first lien bank lenders that survive the effective date of the CEOC Debtors’ plan of reorganization;

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Member’s Equity, (iv) Consolidated Condensed Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.	X	—	—	—	—

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC.

November 9, 2015	By:	/S/ ERIC HESSION
Eric Hession
Treasurer and Manager