Form 10-K
period 2015-12-31
Caesars Entertainment Resort Properties, LLC
filed 2016-02-29
CIK 1610979

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Annual Period Ended December 31, 2015
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
None
 _________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC

PART I

In this filing, the name “CERP LLC” refers to the parent holding company, Caesars Entertainment Resort Properties, LLC, exclusive of its combined and consolidated subsidiaries and variable interest entities, unless otherwise stated or the context otherwise requires. The words “CERP,” “Company,” “we,” “our,” and “us” refer to Caesars Entertainment Resort Properties, LLC, inclusive of its combined and consolidated subsidiaries and variable interest entities, unless otherwise stated or the context otherwise requires. References to numbered “Notes” refer to Notes to our Combined and Consolidated Financial Statements included in Item 8.

ITEM 1.	Business

Overview
Formed in August 2013, CERP LLC is a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation (“CEC,” “Caesars,” and “Caesars Entertainment”). See Note 1 for a more detailed description of CERP LLC’s formation.
We own six casino properties that operate under well-known brands and include four properties located in Las Vegas, Nevada: (1) Paris Las Vegas, (2) Harrah’s Las Vegas, (3) Rio All-Suites Hotel and Casino (“Rio Las Vegas”), (4) Flamingo Las Vegas, (5) Harrah’s Atlantic City, and (6) Harrah’s Laughlin. We also own The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas. See Item 2 for a more detailed description of these properties.
Organizational Structure
The following diagram illustrates the key entities and subsidiaries in the CERP organizational structure. This diagram does not include all legal entities and subsidiaries.

Caesars Entertainment Resort Properties Holdco, LLC
Caesars Entertainment Resort Properties, LLC
("CERP")
Caesars Entertainment Operating Company, Inc.
("CEOC")
69%
Caesars Growth Properties Holding, LLC
("CGPH")
11%
20%
Casino Resort Properties
Caesars Enterprise Services, LLC (1)
("CES")
Flamingo Las Vegas
Harrah's Laughlin
Harrah's Atlantic City
Paris Las Vegas
Harrah's Las Vegas
Rio All-Suites Hotel & Casino
Other Properties
The LINQ Promenade
Octavius Tower (2)
(at Caesars Palace Las Vegas)

__________________

(1)	CES is a services joint venture formed by CEOC, CERP, and CGPH, and is a consolidated variable interest entity for CERP (see Note 1).

(2)	Octavius Tower is owned by CERP and leased to CEOC (see Note 13).

Business Operations
We view each property as an operating segment and aggregate such properties into one reportable segment. Our business is composed of four distinct, but complementary businesses that reinforce, cross-promote, and build upon each other: casino entertainment, food and beverage, rooms and hotel, and other business operations.
Casino Entertainment Operations
Our casino entertainment operations include revenues from over 7,000 slot machines and over 500 table games, as well as other games such as keno, poker, and race and sports books, all of which comprised approximately 45% of our total net revenues in 2015.
Food and Beverage Operations
Our food and beverage operations generate revenues primarily from over 30 buffets, restaurants, bars, nightclubs, and lounges located throughout our casinos, as well as banquets and room service, and represented approximately 22% of our total net revenues in 2015. Many of our properties include several dining options, ranging from upscale dining experiences to moderately-priced restaurants and buffets. In 2015, we opened a number of new food and beverage offerings, including:
HEXX Kitchen + Bar. Located at Paris Las Vegas, HEXX features American cuisine, an extensive collection of wine, beer, and craft cocktails, as well as Nevada’s first bean-to-bar chocolate maker.
Le Central. Featuring a beautiful dome structure and open-air vibe, Le Central is an inviting spot to relax. The 24-hour lounge centrally located at Paris Las Vegas features plush seating to greet guests, signature cocktails, video screens, and video games.
Guy Fieri’s El Burro Borracho. Guy Fieri’s newest restaurant at Harrah’s Laughlin offers a taste of signature cuisine, featuring bold flavors and exceptional twists on traditional Mexican dishes.
Rooms and Hotel Operations
Rooms and hotel operations revenue comprised approximately 21% of our total net revenues in 2015 and is primarily generated from hotel stays at one of our casino properties and our over 14,000 guest rooms and suites.
Our properties operate at various price and service points, allowing us to host a variety of casino guests who are visiting our properties for gaming and other casino entertainment options and non-casino guests who are visiting our properties for other purposes, such as vacation travel or conventions.
Harrah’s Atlantic City Waterfront Conference Center. During 2015, we opened the largest conference-hotel complex from Baltimore to Boston located adjacent to Harrah’s Atlantic City, which provides access to over 2,500 hotel rooms. The conference center adds 100,000 square feet of meeting space including two 50,000 square-foot ballrooms that can be configured 200 different ways to accommodate meetings of all sizes.
Other Business Operations
We provide a variety of retail and entertainment offerings in our casinos and The LINQ promenade. Our retail stores offer guests a wide range of options from high-end brands and accessories to souvenirs and decorative items. The LINQ promenade is an open-air dining, entertainment, and retail development located between The LINQ Hotel & Casino (“The LINQ Hotel”) and the Flamingo Las Vegas. Our entertainment options are diverse and include concerts, comedy shows, and variety acts featuring many well-known artists and entertainers, as well as The High Roller, our 550-foot observation wheel at The LINQ promenade.
Formation of Caesars Enterprise Services, LLC and Consolidation as a Variable Interest Entity
In 2014, CERP, CEOC, and Caesars Growth Properties Holdings, LLC (“CGPH”) (collectively, the “Members”) formed Caesars Enterprise Services, LLC (“CES”), a services joint venture. CES provides certain corporate and administrative services for the Members’ casino properties. CES manages certain assets for the casino properties to which it provides services and it employs certain of the corresponding employees. Expenses incurred by CES are allocated to the casino properties directly or to the Members according to their allocation percentages, subject to annual review.

Therefore, CES is a “pass-through” entity that serves as an agent on behalf of the Members at a cost-basis and is contractually required to fully allocate its costs. CES is designed to have no operating cash flows of its own, and any net income or loss is generally immaterial and is typically subject to allocation to the Members in the subsequent period.
CES has been determined to be a variable interest entity (“VIE”), and we have concluded that we are the primary beneficiary and are required to consolidate CES. We continually monitor this VIE to determine if any events have occurred that could cause the primary beneficiary to change. See Note 1 for additional information about CES.

For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, for a summary of key developments in 2015, see “Summary of 2015 and 2014 Events ” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Sales and Marketing
For the year ended December 31, 2015, approximately 73% of our revenue was derived from properties located in Las Vegas, and approximately 64% of our revenue was generated from non-gaming offerings. These amounts include results from The LINQ promenade (completed phased opening in early 2014), the High Roller observation wheel (opened in early 2014), the gaming space in The LINQ promenade (commenced in late 2013) leased to Caesars Growth Partners, LLC (“CGP”), and Octavius Tower leased to CEOC (commenced in 2012).
Our Las Vegas properties are all strategically located in the heart of the Las Vegas market, with three properties (Paris Las Vegas, Flamingo Las Vegas, and Harrah’s Las Vegas) located at the center of the Las Vegas Strip near or adjacent to The LINQ promenade. In addition, CGP opened The Cromwell, a 188-room luxury hotel and casino, in the second quarter of 2014 and recently completed room renovations at The LINQ Hotel. We expect our nearby Las Vegas Strip properties will benefit from the investments in, and the visitation to, these new developments. Further, all of our Las Vegas properties benefit from their prime location in the attractive Las Vegas market and from their close proximity to other Caesars-affiliated casino properties, with which they share certain services and costs.
Our casino properties participate in the Total Rewards program along with many other Caesars-affiliated properties. We believe Total Rewards program allows us to capture a growing share of our customers’ entertainment spending and compete more effectively. Members earn Reward Credits at all Caesars-affiliated properties located in the United States and Canada for on-property entertainment expenses, including gaming, hotel, dining, and retail shopping. Additionally, members can earn Reward Credits through the Total Rewards Visa credit card and can redeem Reward Credits with Caesars’ many partners, including Starwood Hotels and Resorts and Norwegian Cruise Line. Total Rewards members can redeem Reward Credits for amenities or other items such as merchandise, gift cards, and travel. Total Rewards is structured in tiers, each with increasing member benefits and privileges.
Members are also provided promotional offers and rewards based on their engagement with us and other Caesars’ branded properties, aspects of their casino gaming play, and their preferred spending choices outside of gaming. Member information is also used for marketing promotions, including direct mail campaigns, the use of electronic mail, its website, mobile devices, social media, and interactive slot machines.
Competition
The casino entertainment business is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies, and financial condition. In Las Vegas and Atlantic City we compete directly with other casino facilities operating in the immediate and surrounding market areas. Our Las Vegas Strip hotels and casinos also compete, in part, with each other and other Caesars-affiliated properties. We also compete with other non-gaming resorts and vacation areas, various other entertainment businesses, and other forms of gaming, such as state lotteries, on-and off-track wagering, and card parlors. Our non-gaming offerings also compete with other retail facilities, amusement attractions, and food and beverage offerings.
In recent years, many casino operators, including us, have been reinvesting in existing facilities, developing new facilities, and acquiring established facilities. These reinvestment and expansion efforts combined with aggressive marketing strategies by us and many of our competitors have resulted in increased competition in many markets.
The expansion of casino entertainment into new markets also presents competitive issues for us that have had a negative impact on our financial results. Atlantic City, in particular, has seen a decline of more than 50% compared with 2006 levels, primarily due to the addition of gaming and room capacity associated with the expansion of gaming in Maryland, New York, and Pennsylvania. This has resulted in several casino closings in recent years, including CEOC’s Showboat Atlantic City casino and three competitor casinos in 2014.

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

Our businesses are subject to various federal, state, and local laws and regulations, in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, environmental matters, employees, currency transactions, taxation, zoning and building codes, construction, land use, and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results. See Item 1A - “Risk Factors” for additional discussion.
Employee Relations
We have approximately 21,000 employees primarily located in Nevada and New Jersey, including those employed by CES. Approximately 11,000 of our employees are covered by collective bargaining agreements. The majority of these employees are covered by the following agreements:

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Las Vegas Culinary Employees	5,200	Culinary Workers Union, Local 226	May 2018
Atlantic City Food & Beverage and Hotel employees	1,400	UNITE HERE, local 54	March 2015 and continuing on a month to month basis
Las Vegas Dealers	800	Transport Workers Union of America	February 2019
Las Vegas Bartenders	800	Bartenders Union, Local 165	May 2018

ITEM 1A.	Risk Factors

Risks Related to Our Indebtedness

Our substantial indebtedness, and the substantial indebtedness of our affiliates, could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.
We are highly leveraged and a significant amount of our liquidity needs are for debt service. As of December 31, 2015, we had $4.7 billion face value of indebtedness outstanding including capital lease indebtedness. See Note 9 for additional information relating to our indebtedness and related restrictive covenants. Cash paid for interest for the year ended December 31, 2015 was $396 million.

As of December 31, 2015, our estimated interest payments for the years ended December 31, 2016 through 2020 are $390 million, $390 million, $400 million, $400 million, and $400 million, respectively, and our estimated interest payments thereafter are $130 million.

Our substantial indebtedness, and indebtedness of, or guaranteed by, our affiliates (on whom we depend for various services), could:

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

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the CERP Notes and the Senior Secured Credit Facilities (each as defined in Note 9).

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

We may be unable to generate sufficient cash flow from operations, or unable to draw under our Senior Secured Credit Facilities or otherwise, in an amount sufficient to fund our liquidity needs. If we are unable to service our debt obligations, we cannot assure that our business will continue in its current state and our creditors’ interests may be adversely affected.

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

For example, as of December 31, 2015, we had $190 million of additional borrowing capacity available under our senior secured revolving credit facility.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Senior Secured Credit Facilities and the indentures governing the CERP Notes contain, and any of our future indebtedness would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries’ ability to, among other things:

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

A failure to comply with the covenants contained in the Senior Secured Credit Facilities or the other agreements that govern our other indebtedness could result in an event of default thereunder, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under the Senior Secured Credit Facilities or our other indebtedness, the lenders thereunder:

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

Our properties, each of which is a distinct legal entity, currently own a portion of our assets and conduct a portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by the subsidiaries that own our properties and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our properties do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our properties may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our properties. While the indentures governing the CERP Notes limit the ability of our properties to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our properties, we may be unable to make required principal and interest payments on our indebtedness.

Risks Related to Our Dependence on CES and Caesars Entertainment

We are dependent on CES to provide a range of services to our properties through the Omnibus Agreement. We cannot operate without the services provided by CES and will be adversely affected if the Omnibus Agreement is terminated.

Pursuant to the Omnibus License and Enterprise Services Agreement (the “Omnibus Agreement”), CES provides our properties with certain corporate management and administrative operations and costs are allocated among the members of CES for providing such services. These operations include, but are not limited to, information technology services; website management services; operations and production services; vendor relationship management services; strategic sourcing services; real estate services; development services; construction services; finance and accounting services; procurement services; treasury and trust services; human resources services; marketing and public relations services; legal services; insurance services; corporate/executive services; payroll services; security and surveillance services; government relation services; communication services; consulting services; and data access services. If the quality of the services provided by CES, or the terms under which CES provides services, change in a manner that is adverse to our properties, it could have a material adverse effect on our business, financial condition and operating results. In addition, key members of management for our properties are employed by CES. For example, the management team of Paris Las Vegas is employed by CES and also has responsibility for Planet Hollywood Resort and Casino and Bally’s Las Vegas, which are not our properties.

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
CEOC, CGPH, and CERP are members of CES, and each relies on CES to provide it and its subsidiaries with intellectual property licenses and property management services, among other services. CEOC, CGPH and CERP are each required to contribute to fund CES’ operating costs as necessary and capital requirements annually, each in proportion to their respective ownership interest in CES. The amount each member will be required to fund in future years will be subject to the review and approval of the CES steering committee. CEOC, CGPH and CERP, together, control CES through the CES steering committee, which is comprised of one representative from each of CEOC, CGPH and CERP. Conflicts of interest may arise between Caesars Entertainment’s subsidiaries. Most decisions by CES require the consent of two of the three steering committee members. In the event that our interests do not align with those of CEOC or CGPH, the interests of CEOC or CGPH may be met before ours. In addition, certain decisions by CES may not be made without unanimous consent of the members, including consent by CGPH and CEOC, which we do not control. These actions include any decision with respect to liquidation or dissolution of CES, merger, consolidation or sale of all or substantially all the assets of CES, usage of CES assets in a manner inconsistent with the purposes of CES, material amendment to CES’s operating agreement, admission of new investors to CES and filing of any bankruptcy or similar action by CES. Thus, CGPH and CEOC may block certain actions by CES that are in our interest.

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

The success of our business depends in part on our continued participation in CEOC’s Total Rewards loyalty program.

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
The “Harrah’s” brand remains one of the most recognized casino brands in the world and our operations benefit from the global recognition and reputation generated by our brands. Our business and results of operations may be adversely affected by the management or the enforcement of the “Harrah’s” brand name, or any of our other brands, by third parties outside of our exclusive control. Further, we have the right to use the “Harrah’s” brand name and other global Caesars brand names pursuant to intellectual property licensing agreements with certain of CEOC’s subsidiaries and CES. If we lose the benefit of these intellectual property licensing agreements and the Omnibus Agreement, we will be adversely affected, including as a result of the cost to change the name of the applicable property and by the loss of brand recognition. See “Intellectual Property License Agreements” in Note 13.

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

We are dependent on the expertise of Caesars Entertainment’s and CES’ management and employees. Loss of the services of any key personnel from Caesars Entertainment or CES could have a material adverse effect on our business.

The leadership of the members of Caesars Entertainment’s and CES’ management and employees has been a critical element of our success. The advisory and management services provided to our properties depend on the members of Caesars Entertainment’s and CES’ management, who also work with CEOC and CGP LLC. Caesars Entertainment’s and CES’ other executive officers and other members of management have substantial experience and expertise in the casino business.

Additionally, we rely on other Caesars Entertainment’s and CES’ employees and teams to operate our business. For example, CES’ marketing team, which works with all of Caesars Entertainment’s properties, has the responsibility for marketing for our properties. The unexpected loss of services of one or more members of Caesars Entertainment’s or CES’ management and key employees could also adversely affect us. We are not protected by key man insurance or similar life insurance covering members of Caesars Entertainment’s or CES’ management, nor do we have employment agreements with any of Caesars Entertainment’s or CES’ members of management or any other employees.

The interests of Caesars Entertainment’s or CES’ management and the managers of our properties who also work with CEOC or CGP LLC may not be directly aligned with ours.

Key managers of our properties work with CEOC, CGP LLC or other subsidiaries of Caesars Entertainment as well as us and therefore their interests may not be directly aligned with ours. Additionally, managing CEOC’s and CGP LLC’s business separately from our business requires a significant amount of resources and devotion of management’s and our property managers’ time. The additional demands associated with providing services to CEOC, CGP LLC or other subsidiaries of Caesars Entertainment may impact regular operations of our business by diverting the attention of some of our management team and our property managers away from revenue producing activities and operating our properties, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. Additionally, Caesars Entertainment, CES and their management have limited experience running an amusement ride like the High Roller observation wheel or shopping mall retail space similar to The LINQ promenade. The LINQ promenade and the High Roller observation wheel require additional time and resources from Caesars Entertainment’s and CES’ management, and they may not be able to divert such time and resources or may be unsuccessful in managing this new endeavor. The individuals who manage our casino properties are compensated based on the performance of the Caesars properties in the city in which they operate, not on the performance of our properties alone, and some of our key managers also manage other Caesars properties. For example, the management team of Paris Las Vegas also has responsibility for Planet Hollywood Resort and Casino and Bally’s Las Vegas, which are not our properties. As a result, the interests of our property managers may not be directly aligned with ours. Any of these effects could harm our business, financial condition and results of operations.

CEOC and a substantial majority of its wholly owned subsidiaries, which does not include CERP, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, and we, Caesars Entertainment and they are subject to the risks and uncertainties associated with bankruptcy proceedings.

As a result of CEOC’s highly leveraged capital structure and the general decline in its gaming results since 2007, on January 15, 2015, CEOC and certain of its U.S. subsidiaries, which does not include CERP (collectively, the “CEOC Debtors”), voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”). The Bankruptcy Petitions occurred three days after certain holders of CEOC’s second lien notes filed an involuntary Chapter 11 petition against CEOC in the United States Bankruptcy Court for the District of Delaware. On January 28, 2015, the Delaware Bankruptcy Court ordered that the involuntary petition and related transactions be transferred to the Bankruptcy Court. The Chapter 11 proceedings are being jointly administered under the caption In re Caesars Entertainment Operating Company, Inc., et al., Case No. 15-01145.

We, Caesars Entertainment and the CEOC Debtors are subject to a number of risks and uncertainties associated with the Chapter 11 proceedings, which may lead to potential adverse effects on our and Caesars Entertainment’s liquidity, results of operations or business prospects. We cannot assure you of the outcome of the Chapter 11 proceedings. Risks associated with the Chapter 11 proceedings include the following:

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

•
the ability of the CEOC Debtors to negotiate, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings and Caesars Entertainment’s role in any final plan of reorganization;

•	the likelihood of Caesars Entertainment losing control over the operation of the CEOC Debtors as a result of the restructuring process;

•	risks associated with third party motions, proceedings and litigation in the Chapter 11 proceedings, which may interfere with the CEOC Debtors’ plan of reorganization;

•the ability of the CEOC Debtors to maintain sufficient liquidity throughout the Chapter 11 proceedings;

•increased costs being incurred by Caesars Entertainment related to the bankruptcy proceeding and other litigation;

•
if the Bankruptcy Court approves the CEOC Debtors’ plan of reorganization, in connection with the CEOC Debtors’ emergence from Chapter 11, Caesars Entertainment will be required to pay significant amounts and take certain other actions to facilitate the reorganization;

•
Caesars Entertainment’s ability to manage contracts that are critical to its and our operation, and to obtain and maintain appropriate credit and other terms with customers, suppliers and service providers;

•Caesars Entertainment’s ability to attract, retain and motivate key employees, including employees for our business;

•Caesars Entertainment’s ability to fund and execute its and our business plan;

•whether Caesars Entertainment’s non-Debtor subsidiaries continue to operate their business in the normal course;

•the disposition or resolution of all pre-petition claims against Caesars Entertainment and the CEOC Debtors; and

•	Caesars Entertainment’s ability to maintain existing customers and vendor relationships and expand sales to new customers.

Although Caesars Entertainment does not guarantee the Notes, any negative impact of the Chapter 11 proceedings on Caesars Entertainment could potentially hinder our operations, as we are dependent on Caesars Entertainment and CES for many of our operations, including the management of our properties. See Note 13.
If a court were to find in favor of the claimants in the certain disputes with noteholders, it would likely have a material adverse effect on Caesars Entertainment’s business, financial condition, results of operations and cash flows, which could in turn negatively impact our business and operations and, absent an intervening event, a reorganization of Caesars Entertainment under Chapter 11 of the Bankruptcy Code would likely be necessary due to the limited resources available at Caesars Entertainment to resolve such matters.
Caesars Entertainment is subject to a number of disputes amongst its and its subsidiaries’ noteholders (the “Noteholders Disputes”) related to various transactions that CEOC has completed since 2013. Plaintiffs in certain of these actions raise allegations of breach of contract, intentional and constructive fraudulent transfer, and breach of fiduciary duty, among other claims. Although one of the disputes has been subject to a consensual stay since CEOC’s filing for Chapter 11, and another dispute is not proceeding with respect to fraud or breach of fiduciary duty claims, should a court find in favor of the plaintiffs on such claims in any of the Noteholder Disputes, the transactions at issue in those lawsuits may be subject to rescission and/or Caesars Entertainment may be required to pay damages to the plaintiffs. In the event of an adverse outcome on these matters, it is likely that a reorganization of Caesars Entertainment under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at Caesars Entertainment to resolve such matters. As we are dependent on Caesars Entertainment and CES for many of our operations, including the management of our properties, a reorganization of Caesars Entertainment could negatively impact our business and operations.
A number of the Noteholder Disputes also involve claims that Caesars Entertainment is liable for all amounts due and owing on certain notes issued by CEOC, based on allegations that provisions in the governing indentures pursuant to which Caesars Entertainment guaranteed CEOC’s obligations under those notes remain in effect (the “Guarantee Claims”). Adverse rulings on any of the Guarantee Claims could negatively affect Caesars Entertainment’s position on such Guarantee Claims in other Noteholder Disputes, or with respect to potential claims by other holders of certain other notes issued by CEOC. If the court in any of these Noteholder Disputes were to find in favor of the plaintiffs on the Guarantee Claims, Caesars Entertainment may

become obligated to pay all principal, interest, and other amounts due and owing on the notes at issue. If Caesars Entertainment became obligated to pay amounts owed on CEOC’s indebtedness as a result of these claims, it is likely that a reorganization under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at Caesars Entertainment to resolve such matters. Accordingly, as certain of the Guarantee Claims have not been stayed, and given the timing on which these Guarantee Claims are proceeding and the inherent uncertainties of litigation, Caesars Entertainment has concluded that these matters raise substantial doubt about Caesars Entertainment’s ability to continue as a going concern. The remaining issues in these lawsuits are expected to be tried as early as May 2016. In the event of an adverse outcome on such matters, Caesars Entertainment would likely seek reorganization under Chapter 11 of the Bankruptcy Code soon thereafter. A reorganization of Caesars Entertainment under Chapter 11 of the Bankruptcy Code could potentially hinder our operations and adversely affect our business, financial condition and results of operations, as we are dependent on Caesars Entertainment and CES for many of our operations, including the management of our properties. Additionally, if Caesars Entertainment were to reorganize under Chapter 11 of the Bankruptcy Code, its creditors could exercise significant influence over our business.

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

The CEOC Debtors may, and other third parties with whom we have entered into material contracts that become debtors operating under the protection of the Bankruptcy Code could, exercise certain rights that would adversely affect our contractual rights and obligations. Additionally, as a result of CEOC’s Chapter 11 proceedings, our ability to participate in the Caesars Entertainment portfolio of properties may be materially and adversely affected. The Bankruptcy Code invalidates clauses that permit the termination of contracts automatically upon the filing by or against one of the parties of a bankruptcy petition or which are conditioned on a party’s insolvency. Moreover, in this circumstance, we would ordinarily be required to continue performing our obligations under such agreement. Legal proceedings to obtain relief from the automatic stay and to enforce rights to payments or terminate agreements can be time consuming and uncertain as to outcome.

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

As part of the CERP Financing (as defined in Note 9), Octavius/Linq Holding Co., LLC, which is an indirect subsidiary of CEOC that is not subject to restrictions imposed by covenants governing CEOC’s debt facilities, transferred Octavius/ Linq Intermediate Holding, LLC to Caesars Entertainment, which then contributed Octavius/Linq Intermediate Holding, LLC to Rio Properties, LLC, which is an indirect subsidiary of CERP (the “Octavius/Linq Transfer”). The CERP Financing provided direct and indirect value and benefits to CEOC and its subsidiaries, including the transfer to CEOC of $69.5 million in aggregate principal amount (approximately $52.9 million aggregate market value at the time of transfer) of one or more series of outstanding notes of CEOC (and that was retired by CEOC), $80.7 million in cash and the repayment of $450.0 million in debt associated with these assets. In addition, by facilitating the refinancing of CERP’s debt previously outstanding, the CERP Financing (a) preserves for CEOC and its subsidiaries the payments made under our shared services arrangements; and (b) allows CERP’s casino properties to continue in the Caesars Entertainment corporate family, which has significant value to CEOC and its owned properties, given, among other things, the prominent positions of the CERP casino properties on the Las Vegas Strip, the integrated operations of our casinos, and our participation in the Total Rewards program.

As part of CEOC’s Chapter 11 proceedings, CEOC could attempt to transfer licensed trademarks and copyrighted materials licensed to us to a purchaser and/or seek to reject any related license agreement.

We rely on trademark license agreements with CEOC and its subsidiaries and CES in order to use Caesars Entertainment’s brand names, such as “Harrah’s,” pursuant to the Omnibus Agreement and other intellectual property license agreements. See “Intellectual Property License Agreements” in Note 13. These brand names have global recognition and attract customers to our properties. We would be adversely affected if the trademark license agreements were terminated.

As CEOC has become a debtor in a case under the Bankruptcy Code, it (or a bankruptcy trustee if one is appointed) may seek to sell its trademarks and copyright assets in a bankruptcy case, free and clear of all interests of third parties such as ours, pursuant to the Bankruptcy Code. The Bankruptcy Code gives a licensee of intellectual property, such as the copyrighted materials (but not licensed trademarks), the ability to retain its rights under such license notwithstanding the bankrupt debtor’s rejection of such license. Though we are unaware of any case holding that a licensor of intellectual property can sell the underlying intellectual property free and clear of a licensee’s rights under the Bankruptcy Code, one case held that a sale of real property was free and clear of a lessee’s similar right under section 365(h) of the Bankruptcy Code to elect to retain its rights under such lease for the balance of the term of such lease and any renewal period. We believe that the precedential effect of this case is unclear for several technical reasons. In any case, the lenders under the Senior Secured Credit Facilities and the holders of the CERP Notes would have the right to seek adequate protection under the Bankruptcy Code due to their lien on the proceeds derived from the rights CEOC licensed to us. However, there can be no assurance that CEOC (or a bankruptcy trustee if one is appointed) would not attempt to sell the licensed trademarks and copyrighted materials licensed to us in this manner or that a court would not agree with the case described above, which may adversely affect the realization of proceeds generated by the intellectual property assets. Such a course of action could have a material, adverse effect on our business, financial condition, results of operations and prospects.

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

The gaming industry is highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, and geographic diversity. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. Our competitors in each market that we participate may have greater financial, marketing, or other resources than we do, and there can be no assurance that they will not engage in aggressive pricing action to compete with us. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we cannot ensure that we will be able to continue to do so or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations, and cash flow.

In recent years, many casino operators, including us, have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, our largest market, and competition has increased significantly. For example, CityCenter, a large development of resorts and residences, opened in December 2009, SLS Las Vegas opened in August 2014, and the Genting Group has announced plans to develop a casino called Resorts World Las Vegas, which is expected to open in 2017. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including, upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM is developing The Park, which includes a new retail and dining development on the land between New York-New York and Monte Carlo, a renovation of the Strip-front facades of both resorts and a new 20,000 seat indoor arena for sporting events and concerts operated by AEG. Construction of The Park began in 2015 and the arena is expected to be complete in the first half of 2016. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers, however, there are no details as to when or if these projects will be completed. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance in certain markets, including Atlantic City.

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

Changes in discretionary consumer spending or consumer preferences are driven by factors beyond our control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; increases in payroll taxes; increases in gaming taxes or fees; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. Our business is particularly susceptible to any such changes because our casino properties offer a highly discretionary set of entertainment and leisure activities and amenities. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline if discretionary consumer spending declines, including during economic downturns, during which consumers generally earn less disposable income. As an example, the economic downturn that began in 2008 and resulting adverse conditions in the local, regional, national and global markets negatively affected our business and results of operations and may negatively affect our operations in the future. In addition, the Atlantic City gaming market in particular has seen a nearly 50% decline in gaming revenues. According to the UNLV Center for Gaming Research, reported gaming revenues for Atlantic City properties have declined from $5.2 billion in 2006 to $2.7 billion in 2014. During periods of economic contraction, our revenues may decrease while most of our costs remain fixed and some costs even increase, resulting in decreased earnings. While economic conditions have improved, our revenues may decrease. For example, while the gaming industry has partially recovered from 2006, there are no assurances that the gaming industry will continue to grow in future economic downturns. Any decrease in the gaming industry could adversely affect consumer spending and adversely affect our operations.

Additionally, key determinants of our revenues and operating performance include hotel average daily rate (“ADR”), number of gaming trips and average spend per trip by our customers. Given that 2007 was the peak year for our financial performance and the gaming industry in the United States in general, we may not attain those financial levels in the near term, or at all. If we fail to increase ADR or any other similar metric in the near term, our revenues may not increase and, as a result, we may not be able to pay down our existing debt, fund our operations, fund planned capital expenditures or achieve expected growth rates, all of which could have a material adverse effect on our business, financial condition, results of operations and cash flow. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending and adversely affect our operations.

Growth in consumer demand for non-gaming offerings could negatively impact our gaming revenue.
Although recent trends have indicated a growing shift in customer demand for gambling over non-gaming offerings when visiting Las Vegas, there are no assurances that this trend will continue and that demand for non-gaming offerings will not increase. According to Las Vegas Convention and Visitors Authority, 47% of Las Vegas visitors in 2014 indicated that their primary reason to visit was for vacation or pleasure as opposed to solely for gambling as the main attraction, up from 41% of visitors in 2013, but down from 50% of visitors in 2011. To the extent the demand for non-gaming offerings replaces demand for gambling, our gaming revenues will decrease, which could have an adverse impact on our business and results of operations.

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

We derive a significant amount of revenue from our hosting of and association with the World Series of Poker’s Main Event. Our Rio All-Suites Hotel and Casino also derives substantial increased revenues from hosting the World Series of Poker’s annual poker event for seven weeks each year, which culminates in the World Series of Poker’s Main Event. Our current contract to host the World Series of Poker at the Rio All-Suites Hotel and Casino expires September 1, 2016, unless earlier terminated pursuant to the agreement’s terms, and we cannot assure you that we will be able to renew it on acceptable terms or at all. If we cease to host the World Series of Poker’s Main Event, our business and results of operations could be materially adversely affected as a result of a loss of the profits directly attributable to the event, a loss of any profits indirectly attributable to the event as a result of decreased visitation to the Rio All-Suites Hotel and a decline in visitation and revenues due to the termination of our association with the World Series of Poker brand.

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

Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business have resulted in impairment charges during the years ended December 31, 2014 and 2013. If one or more of such events occurs in the future, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our combined and consolidated financial statements.

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

In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is out of our control. In some cases, however, we may receive no proceeds from insurance.

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

We contribute to and participate in various multi-employer pension plans for employees represented by certain unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. We do not administer these plans and, generally, are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006, or the PPA, requires under-funded pension plans to improve their funding ratios. Based on the information available to us, some of the multi-employer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the PPA. Specifically, the Pension Plan of the UNITE HERE National Retirement Fund is less than 65% funded. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, due to the withdrawal of all its contributing employers (a mass withdrawal), or in the event of a withdrawal by us, which we consider from time to time, we would be required to make payments to the plan for our proportionate share of the plan’s unfunded vested liabilities, that would have a material adverse impact on our consolidated financial condition, results of operations and cash flows.
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

Hamlet Holdings, the members of which are comprised of individuals affiliated with each of CEC’s sponsors (“Sponsors”), as of December 31, 2015, controls a majority of Caesars Entertainment’s common stock and controls Caesars Entertainment. As a result, Hamlet Holdings has the power to control us. Moreover, Hamlet Holdings will have the ability to vote on any transaction that requires the approval of Caesars Entertainment’s board of directors or the stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. As a result, Hamlet Holdings is in a position to exert a significant influence over both us and Caesars Entertainment, and the direction of our and Caesars Entertainment’s business and result of operations.

The interests of Hamlet Holdings and the Sponsors could conflict with or differ from the interests of our security holders. Furthermore, the Sponsors also control Caesars Acquisition Company (“CAC”), which owns properties that compete with ours such as Planet Hollywood Resort and Casino, Bally’s Las Vegas Resort and Casino, The LINQ Hotel and The Cromwell, and, as a result, potential or perceived conflicts of interest may arise. Additionally, affiliates of the Sponsors are in the business of making or advising on investments in companies they hold, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. One or both of the Sponsors may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

So long as Hamlet Holdings continues to beneficially own a significant amount of the outstanding shares of Caesars Entertainment’s common stock, Hamlet Holdings will continue to be able to strongly influence or effectively control our decisions.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

In addition to the Noteholder Disputes discussed above, we are also defendants from time to time in various lawsuits or other legal proceedings relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, Indian tribes, and others in the ordinary course of business. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and, in general, legal proceedings can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition, and results of operations.

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

•	the effect of our substantial indebtedness and the restrictions in our debt agreements;

•
our dependence on CES and its management for services pursuant to the Omnibus Agreement, access to intellectual property rights, the Total Rewards loyalty program, its customer database and other services, rights and information, and our dependence on Caesars Entertainment’s management;

•	our ability to use CEOC’s customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same-store or hotel sales;

•	the effects of CEOC’s bankruptcy filing on us and Caesars Entertainment, and the interest of various creditors and other constituents;

•	the effect of a bankruptcy by other third parties that we depend on;

•	the effects of competition, including locations of competitors, growth of online gaming, competition for new licenses and operating and market competition;

•	reductions in consumer discretionary spending due to economic downturns or other factors;

•	continued growth in consumer demand for non-gaming replacing demand for gambling;

•	our ability to renew our agreement to host the World Series of Poker’s Main Event;

•	our ability to retain our resident performers on acceptable terms;

•	uncertainty in the completion of projects neighboring our properties that are expected to be beneficial to our properties;

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

•
acts of war or terrorist incidents, severe weather conditions, uprisings or natural disasters, including losses therefrom, including losses in revenues and damage to property, and the effect of severe weather conditions on our ability to attract customers to certain of our facilities;

•

•	fluctuations in energy prices;

•	work stoppages and other labor problems;

•	the effect, if any, of unfunded pension benefits under multi-employer pension plans;

•	our ability to recover on credit extended to our customers;

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

•
litigation outcomes, including, but not limited to, the proceedings described under “CEOC Noteholder Disputes” in Item 3, “Legal Proceedings,” threatened litigation by the National Retirement Fund and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions, and fines and taxation;

•	our ability to access additional capital on acceptable terms or at all;

•	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

•	our exposure to environmental liability, including as a result of unknown environmental contamination;

•	our ability to recoup costs of capital investments through higher revenues;

•	access to insurance on reasonable terms for our assets;

•	the effects of compromises to our information systems or unauthorized access to confidential information or our customers’ personal information; and

•	the effects of deterioration in the success of third parties adjacent to our business.

You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties

As of December 31, 2015, we owned the following casino properties. All amounts are approximations.

Property	Location	Casino Space– Sq. Ft.	Hotel Rooms and Suites	Slot Machines	Table Games
Flamingo Las Vegas	Las Vegas, Nev.	72,300	3,460	1,140	120
Harrah’s Atlantic City	Atlantic City, N.J.	154,800	2,590	2,170	180
Harrah’s Las Vegas	Las Vegas, Nev.	90,600	1,980	1,290	90
Harrah’s Laughlin	Laughlin, Nev.	56,000	1,510	930	40
Paris Las Vegas	Las Vegas, Nev.	95,300	2,920	1,040	100
Rio All-Suites Hotel & Casino	Las Vegas, Nev.	117,300	2,520	1,060	80

We also own the following properties:

The LINQ promenade. An open-air dining, entertainment, and retail promenade located between The LINQ Hotel and the Flamingo Las Vegas, on the east side of the Las Vegas Strip. It also features a 550-foot observation wheel, the High Roller. We lease the gaming space in this corridor to The LINQ Hotel, which is a subsidiary of CGP, and lease other space to third-party lessees.

Octavius Tower (at Caesars Palace Las Vegas). A 23-story high-end luxury hotel complex located at Caesars Palace Las Vegas featuring 662 guest rooms, including 60 suites and six luxury villas, that is leased to CEOC.

ITEM 3.	Legal Proceedings

See Note 2 for full details of the matters outlined below.
Noteholder Disputes

•	Litigation commenced by Wilmington Savings Fund Society, FSB on August 4, 2014.

•	Litigation commenced by UMB Bank on November 25, 2014.

Other Litigation

•	Judgment related to a Birthday Cash promotional offer by Harrah’s Atlantic City on March 19, 2010.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
CERP is a wholly owned subsidiary of Caesars Entertainment Resort Properties Holdco, LLC, a wholly owned subsidiary of Caesars Entertainment. Accordingly, there is no established public trading market for our equity interests.
During the years ended December 31, 2015 and 2014, CERP paid no cash dividends to Caesars Entertainment Resort Properties Holdco, LLC. Certain restrictive covenants within the CERP’s debt facilities impose limitations on the payment of dividends to Caesars Entertainment Resort Properties Holdco, LLC.
There was one shareholder of record as of February 15, 2016.

ITEM 6.	Selected Financial Data
Item 6, “Selected Financial Data,” has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

In this filing, the name “CERP LLC” refers to the parent holding company, Caesars Entertainment Resort Properties, LLC, exclusive of its combined and consolidated subsidiaries and variable interest entities, unless otherwise stated or the context otherwise requires. The words “CERP,” “Company,” “we,” “our,” and “us” refer to Caesars Entertainment Resort Properties, LLC, inclusive of its combined and consolidated subsidiaries and variable interest entities, unless otherwise stated or the context otherwise requires.
References to numbered “Notes” refer to Notes to our Combined and Consolidated Financial Statements included in Item 8. For ease of reference, the accompanying financial statements are referred to as combined and consolidated financial statements to reflect the change in basis of presentation that corresponds with and results from CERP LLC’s formation in August 2013 (see Note 1).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited combined and consolidated financial statements and the notes thereto and other financial information included elsewhere in this report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
Formed in August 2013, CERP LLC is a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation (“CEC,” “Caesars” and “Caesars Entertainment”). See Note 1 for a more detail description of CERP LLC’s formation.
We own six casino properties that operate under well-known brands and include four properties located in Las Vegas, Nevada: (1) Paris Las Vegas, (2) Harrah’s Las Vegas, (3) Rio All-Suites Hotel and Casino (“Rio Las Vegas”), (4) Flamingo Las Vegas, (5) Harrah’s Atlantic City, and (6) Harrah’s Laughlin. We also own The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas. See Item 2 for a more detailed description of these properties.
Summary of 2015 and 2014 Events
The following are the significant events of 2015 and the key drivers of our performance. Accordingly, these key drivers are described here, and the remainder of the discussion and analysis of results should be read in conjunction with these explanations.
Harrah’s Atlantic City Waterfront Conference Center
We completed construction of the Harrah’s Atlantic City Waterfront Conference Center (the “Atlantic City Conference Center”), located adjacent to Harrah’s Atlantic City, in the third quarter of 2015. The conference center adds 100,000 square feet of meeting space, including two 50,000 square-foot ballrooms that can be configured 200 different ways to accommodate meetings of all sizes. The Atlantic City Conference Center generated $4 million in food and beverage revenue in 2015.
Expansion of Resort Fees
Hotel average cash daily rate (“cash ADR”) is a key indicator by which we evaluate the performance of our properties and is determined by room revenue and rooms occupied. CERP’s cash ADR in 2015 was $114 compared with $102 in 2014 and $89 in 2013. The increase in cash ADR was primarily due to the expansion of our resort fees program to all of our properties in 2015. Resort fees were originally initiated in the first quarter of 2013 primarily for our Las Vegas properties, which drove the ADR increase in 2014 compared with 2013.
Cost Saving Initiatives
In the fourth quarter of 2014, we began implementing various cost saving initiatives across the Company. These initiatives have yielded a reduction in variable marketing costs, such as REEL REWARDS, discounts, and free play, that are treated as a reduction in revenue. Additionally, we had a reduction in payroll, which resulted in reductions in casino and other direct expenses.
Impairments
We did not record any impairments in 2015 after recognizing goodwill impairments of $289 million in 2014 and tangible asset and other intangible asset impairments totaling $1.0 billion in 2013. See Notes 5 and 6.

The LINQ Promenade and The High Roller
During the first quarter of 2014, we completed the opening of The LINQ promenade and The High Roller, which was the primary driver for the increase in other revenues in 2014.
Analysis of Key Drivers of Combined and Consolidated Operating Results
The following represents the discussion and analysis of the results of operations and key metrics focusing on the key drivers of year over year performance, which should be read in conjunction with the summary of 2015 and 2014 events described above.

	Year Ended December 31,			Change %
(Dollars in millions)	2015	2014	2013	2015 vs 2014	2014 vs 2013
Casino revenues	$1,130	$1,098	$1,128	2.9%	(2.7)%
Food and beverage revenues	538	528	498	1.9%	6.0%
Rooms revenue	537	495	460	8.5%	7.6%
Net revenues	2,154	2,065	1,979	4.3%	4.3%
Impairment of goodwill	—	289	—	100.0%	(100.0)%
Impairment of tangible and other intangible assets	—	—	1,046	—%	100.0%
Income/(loss) from operations	411	(44)	(791)	*	*
Net income/(loss)	7	(405)	(638)	*	36.5%
Operating margin (1)	19.1%	(2.1)%	(40.0)%	21.2 pts	37.9 pts
Property EBITDA (2)	$672	$519	$530	29.5%	(2.1)%
___________________

(1)	Calculated as income from operations divided by net revenues.

(2)	See the “Reconciliation of Non-GAAP Financial Measures” section below.

*	Not meaningful.

Year Ended December 31, 2015 versus 2014		Year Ended December 31, 2014 versus 2013

•	Cost savings initiatives contributed to the reduction in operating expenses.	•	The LINQ promenade and The High Roller opened in 2014.
•	Reduction in variable marketing costs resulted in an increase in casino revenue.	•	Decline in casino revenue primarily due to unfavorable hold in Las Vegas.
•	Atlantic City Conference Center opened in the third quarter of 2015.	•	Increase in property operating expenses consistent with increase in net revenues.
•	Expansion of resort fees to all properties in our portfolio in 2015.	•	Benefit in 2014 compared with 2013 due to lower impairment charges.
•	No impairment charges in 2015 compared with 2014.	•	Increase in corporate expenses due to higher corporate professional fees primarily associated with the registration of CERP.
Other Factors Affecting Net Income

	Year Ended December 31,			Fav/(Unfav) Change %
(Dollars in millions)	2015	2014	2013	2015 vs 2014	2014 vs 2013
Interest expense	$399	$389	$246	(2.6)%	(58.1)%
Gain on extinguishment of debt	—	—	15	—%	(100.0)%
Income tax benefit/(provision)	(5)	28	384	*	(92.7)%
___________________

*	Not meaningful.
Interest Expense
Interest expense increased slightly in 2015 compared with 2014, while there was a $143 million increase in 2014 compared with 2013. The increases were primarily due to the following:

2015

•	an $8 million reduction in the amount of interest capitalized due to the completion of The LINQ promenade in the first quarter of 2014.
2014

•	a $130 million increase due to higher interest rates as a result the CERP Financing completed in October 2013 (see Note 9).
Gain on Extinguishment of Debt
As described more fully in Note 9, we recognized a gain on extinguishment of debt of $15 million in 2013 related to various refinancing transactions and debt repurchases.
Income Tax Benefit/(Provision)
The effective tax rate was 41.7% for 2015, 6.5% for 2014, and 37.5% for 2013. See Note 12 for a detailed discussion of income taxes and the effective tax rate.
Liquidity Discussion and Analysis
Our cash and cash equivalents totaled $308 million as of December 31, 2015 (including $158 million attributable to CES). CES is a variable interest entity that is consolidated by CERP. CES is controlled through the CES steering committee, which is comprised of one representative from each of the Members (as defined in Note 1). Therefore, all decisions regarding the liquidity and capital resources of CES are made by the CES steering committee. Our operating cash inflows are typically used for operating expenses, debt service costs and working capital needs.
We are highly leveraged and a significant amount of our liquidity needs are for debt service. As of December 31, 2015, we had $4.7 billion face value of indebtedness outstanding including capital lease indebtedness. See Note 9 for additional information relating to our indebtedness and related restrictive covenants. Cash paid for interest for the year ended December 31, 2015 was $396 million.
Annual Estimated Debt Service Requirements

	Years ended December 31,
(In millions)	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt, face value	$117	$27	$25	$25	$3,350	$1,150	$4,694
Estimated interest payments	390	390	400	400	400	130	2,110
Total principal and interest	$507	$417	$425	$425	$3,750	$1,280	$6,804
Our ability to fund our operations, pay our debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our existing debt could impact our ability to fund liquidity needs, pay indebtedness, and secure additional funds through financing activities. We believe that our cash and cash equivalents balance, our cash flows from operations, and financing available under our revolving credit facility will be sufficient to meet our normal operating requirements during the next 12 months and the foreseeable future. Although CERP’s subsidiaries are allowed to make distributions to CERP LLC, the indentures governing the CERP Notes generally prevent the distribution of cash to Caesars Entertainment, except for certain payments as described in the indentures.
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

Capital Spending and Development
We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our existing properties to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities, while cash used for development projects is typically funded from established debt programs, specific project financing, and additional debt offerings.
For the year ended December 31, 2015, our capital spending totaled $167 million.
Projected Capital Expenditures for 2016

(In millions)	Low	High
CERP	$150	$165
CES	50	65
Total	$200	$230
CES capital expenditures will be funded by its Members.
Cash Flow Activity
Cash flows provided by operating activities was $332 million in 2015 compared with $89 million in 2014. The increase in cash flow was primarily due to an improvement in property operating cash flows from the operating results factors described above combined with the positive impact of fluctuations in working capital.
Cash flows provided by operating activities was $89 million in 2014 compared with $68 million in 2013. The increase in cash flows was primarily due to transfers of cash to Caesars Entertainment during 2013 that were discontinued upon completion of the CERP Financing, which was partially offset by the negative impact of fluctuations in working capital. Prior to the CERP Financing, CERP periodically transferred excess cash generated by its subsidiaries to Caesars Entertainment.
Cash flows used in investing activities were flat at $171 million in both 2015 and 2014 as a slight decrease in acquisitions of property and equipment was offset by other activity.
Cash flows used in investing activities was $171 million in 2014 compared with $18 million in 2013. The increase was primarily due to the release of restricted cash in 2013 related to the CERP Financing (Note 9) and formation of CERP LLC.
Cash flows used in financing activities was $112 million in 2015 compared with $159 million provided by financing activities in 2014. Net repayments on the revolving credit facility increased in 2015 as the balance outstanding on the revolving credit facility decreased from $180 million as of December 31, 2014 to $80 million as of December 31, 2015. The balance was higher as of December 31, 2014 to fund the construction in process at the Atlantic City Conference Center, CERP’s initial contributions to CES in the fourth quarter of 2014, and other operational activity.
Cash flows provided by financing activities was $159 million in 2014 compared with $8 million used in financing activities in 2013. During 2013, CERP purchased outstanding debt prior to the CERP Financing. In addition, CERP used the proceeds from the CERP financing combined with cash contributed by Caesars Entertainment to extinguish all then existing outstanding debt.
Related-Party Transactions
We participate with other CEC subsidiaries in marketing, purchasing, insurance, employee benefit, and other programs that are defined, negotiated and managed on a company-wide basis. The Company believes that participating in these consolidated programs is beneficial in comparison to the cost and terms for similar programs that it could negotiate on a standalone basis. For a more complete description of the nature and extent of these and other transactions with related parties, see Note 13.

Reconciliation of Non-GAAP Financial Measures
Property earnings before interest, taxes, depreciation and amortization (“EBITDA”) is presented as a supplemental measure of the Company’s performance. Property EBITDA is defined as revenues less property operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax (benefit)/provision, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that the Company does not consider indicative of its ongoing operating performance at an operating property level. In evaluating Property EBITDA you should be aware that, in the future, the Company may incur expenses that are the same or similar to some of the adjustments in this presentation. The presentation of Property EBITDA should not be construed as an inference that future results will be unaffected by unusual or unexpected items.
Property EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income/(loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with accounting principles generally accepted in the United States (“GAAP”)). Property EBITDA may not be comparable to similarly titled measures reported by other companies within the industry. Property EBITDA is included because management uses Property EBITDA to measure performance and allocate resources, and believes that Property EBITDA provides investors with additional information consistent with that used by management.
Reconciliation of Property EBITDA

	Year Ended December 31,
(In millions)	2015	2014	2013
Income/(loss) from operations	$411	$(44)	$(791)
Depreciation and amortization and other	214	214	231
Impairment of intangible and tangible assets	—	289	1,046
Corporate expense and other	47	60	44
Property EBITDA	$672	$519	$530
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with GAAP. In preparing our financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving regard to materiality. When more than one accounting principle, or method of its application, is generally accepted, we select the principle or method that we consider to be the most appropriate under specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, the calculation of our income tax liabilities, and the determination of whether to consolidate a variable interest entity require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.
We consider accounting estimates to be critical accounting policies when:

•	the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and

•	different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position, or results of operations.
By their nature, these judgments and estimates are subject to an inherent degree of uncertainty. Our judgments and estimates are based on our historical experience, terms of existing contracts, observance of trends in the industry, information gathered from customer behavior, and information available from other outside sources, as appropriate. Due to the inherent uncertainty involving judgments and estimates, actual results may differ from those estimates.
Long-Lived Assets
We have significant capital invested in our long-lived assets and judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets, and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation and amortization expense recognized in our financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property. See Note 5 for additional information.
Goodwill and Other Non-Amortizing Intangible Assets
The evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future revenues and EBITDA, valuation multiples, and discount rates to determine their estimated fair value. Our future revenues and EBITDA assumptions are determined based upon actual results giving effect to expected changes in operating results in future years. Our valuation multiples and discount rates are based upon market participant assumptions using a defined gaming peer group. Changes in these assumptions can materially affect these estimates. Thus, to the extent the gaming volumes deteriorate further in the near future, discount rates increase significantly, or we do not meet our projected performance, we could recognize impairments, and such impairments could be material. This is especially true for any of our properties where goodwill and other non-amortizing intangible assets have been partially impaired as a result of a recent impairment analysis.
As of December 31, 2015, we had approximately $1.4 billion in goodwill and $37 million of other non-amortizing intangible assets. As of December 31, 2015, all reporting units with goodwill and/or other non-amortizing intangible assets have estimated fair values that exceed their carrying values. See Note 6 for additional information.
Allowance for Doubtful Accounts-Gaming
We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company’s receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts. As of December 31, 2015, a 5% increase or decrease to the allowance determined based on a percentage of aged receivables would change the reserve by approximately $2 million.
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
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have provided a valuation allowance on federal and state deferred tax assets that were not deemed realizable based upon near term estimates of future taxable income.
We report unrecognized tax benefits within accrued expenses and deferred credits and other in our balance sheets, separate from any related income tax payable, which is also reported within accrued expenses, or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.
We are under regular and recurring audit by the Internal Revenue Service and various state taxing authorities on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Consolidation
We consolidate all subsidiaries in which we have a controlling financial interest and variable interest entities (“VIEs”) for which we or one of our consolidated subsidiaries is the primary beneficiary. Control generally equates to ownership percentage, whereby (1) affiliates that are more than 50% owned are consolidated; (2) investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method where we have determined that we have significant influence over the entities; and (3) investments in affiliates of 20% or less are generally accounted for using the cost method.

We consolidate a VIE when we have both the power to direct the activities that most significantly impact the results of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. For VIEs that are under common control with affiliates, in lieu of an assessment of the power to direct the activities that most significantly impact the results of the VIE, we may be required to assess a number of other factors to determine the consolidating entity, including the following: (i) the closeness of the association that the VIE has with the businesses of the affiliated entities, (ii) the entity from which the VIE obtained its assets; (iii) the nature of ongoing management and other agreements; and (iv) the obligation to absorb losses and the right to receive residual returns that could potentially be significant to the VIE. Along with the VIEs that are consolidated in accordance with the above guidelines, we also hold variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. We continually monitor both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. A change in determination could have a material impact on our financial statements (see Note 1).
Despite a majority financial interest, we may only possess non-substantive voting rights that do not confer upon us the ability to control key activities of the entity, such as determining operating budgets, payment of obligations, management of assets, and/or other activities necessary for the ordinary course of business. We continually monitor both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change.
Recently Issued and Proposed Accounting Standards
See Note 4 for discussions of the adoption and potential impacts of recently issued accounting standards.
Contractual Obligations and Commitments
The table below summarizes CERP’s contractual obligations and other commitments through their respective maturity or ending dates as of December 31, 2015.

	Payments due by Period (1)
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, face value	$4,688	$113	$50	$3,375	$1,150
Capital lease obligations	6	4	2	—	—
Estimated interest payments (2)	2,110	390	790	800	130
Purchase order obligations	238	183	50	5	—
Construction commitments	42	42	—	—	—
Community reinvestments	5	5	—	—	—
Entertainment obligations (3)	1	1	—	—	—
Other contractual obligations	49	19	30	—	—
Total contractual obligations	$7,139	$757	$922	$4,180	$1,280
____________________

(1)
In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

(2)	Estimated interest for variable-rate debt included in this table is based on the 1-month and 3-month LIBOR curve available as of December 31, 2015.

(3)
Entertainment obligations represent obligations to pay performers that have contracts for future performances. This amount does not include estimated obligations for future performances where payment is only guaranteed when the performances occur and/or is based on factors contingent upon the profitability of the performances.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. As of December 31, 2015, the face value of long term debt was $4.7 billion, including $2.5 billion of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt a hypothetical 1% decrease in interest rates would not have a material impact on interest expense, while a hypothetical 1% increase in interest rates would increase interest expense approximately $16 million.
Historically, we have attempted to limit our exposure to interest rate risk by using interest rate caps to mitigate interest rate risk associated with our variable rate debt instruments, but we did not have any active swaps or caps as of December 31, 2015. We did not purchase or hold any derivative financial instruments for trading purposes. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
Caesars Entertainment Resort Properties, LLC
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Caesars Entertainment Resort Properties, LLC and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related combined and consolidated statements of comprehensive income/(loss), members’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such combined and consolidated financial statements present fairly, in all material respects, the financial position of Caesars Entertainment Resort Properties, LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the combined and consolidated financial statements, management identified factors that they believe mitigate the Company’s exposure to litigation related to certain transactions with affiliates and to the potential effects of liquidity and other uncertainties of certain affiliates, including the Company’s indirect parent, Caesars Entertainment Corporation.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 26, 2016

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions)	2015	2014
Assets
Current assets
Cash and cash equivalents ($158 and $70 attributable to our VIE)	$308	$259
Receivables, net ($3 and $1 attributable to our VIE)	70	62
Due from affiliates ($37 and $65 attributable to our VIE)	37	65
Prepayments and other current assets ($21 and $11 attributable to our VIE)	52	67
Inventories	14	9
Total current assets	481	462
Property and equipment, net ($44 and $5 attributable to our VIE)	5,017	5,006
Goodwill	1,402	1,402
Intangible assets other than goodwill	292	342
Deferred charges and other ($2 and $1 attributable to our VIE)	50	51
Total assets	$7,242	$7,263

Liabilities and Member’s Equity
Current liabilities
Accounts payable ($90 and $90 attributable to our VIE)	$124	$130
Accrued expense and other current liabilities ($92 and $17 attributable to our VIE)	215	147
Interest payable	94	98
Current portion of long-term debt	118	39
Total current liabilities	551	414
Long-term debt	4,509	4,714
Deferred income taxes	1,167	1,263
Deferred credits and other liabilities ($1 and $0 attributable to our VIE)	9	9
Total liabilities	6,236	6,400
Commitments and contingencies (Note 2)
Member’s equity
Contributed capital	2,042	1,932
Accumulated deficit	(1,086)	(1,093)
Total CERP member’s equity	956	839
Noncontrolling interests	50	24
Total member’s equity	1,006	863
Total liabilities and member’s equity	$7,242	$7,263

See accompanying Notes to Combined and Consolidated Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31,
(In millions)	2015	2014	2013
Revenues
Casino	$1,130	$1,098	$1,128
Food and beverage	538	528	498
Rooms	537	495	460
Other	297	307	232
Less: casino promotional allowances	(348)	(363)	(339)
Net revenues	2,154	2,065	1,979
Operating expenses
Direct
Casino	568	610	575
Food and beverage	261	267	239
Rooms	140	137	126
Property, general, administrative, and other	513	532	509
Depreciation and amortization and other	214	214	231
Impairment of goodwill	—	289	—
Impairment of tangible and other intangible assets	—	—	1,046
Corporate expense and other	47	60	44
Total operating expenses	1,743	2,109	2,770
Income/(loss) from operations	411	(44)	(791)
Interest expense	(399)	(389)	(246)
Gain on extinguishment of debt	—	—	15
Income/(loss) before income taxes	12	(433)	(1,022)
Income tax benefit/(provision)	(5)	28	384
Net income/(loss)	7	(405)	(638)
Other comprehensive income, net of income taxes	—	—	2
Total comprehensive income/(loss)	$7	$(405)	$(636)

See accompanying Notes to Combined and Consolidated Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
COMBINED AND CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

	CERP Member’s Equity
(In millions)	Contributed Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Income/(Loss)	Total CERP Member’s Equity	Noncontrolling Interests	Total Member’s Equity
Balance as of December 31, 2012	$—	$—	$1,600	$(2)	$1,598	$—	$1,598
Net income/(loss)	—	(688)	50	—	(638)	—	(638)
Transactions with parent and affiliate, net	—	—	(311)	—	(311)	—	(311)
Cash received from Caesars for financing transactions	295	—	207	—	502	—	502
CERP LLC Merger (1)	1,546	—	(1,546)	—	—	—	—
Other comprehensive income, net of taxes	—	—	—	2	2	—	2
Balance as of December 31, 2013	1,841	(688)	—	—	1,153	—	1,153
Net loss	—	(405)	—	—	(405)	—	(405)
Contribution from parent in settlement of taxes	4	—	—	—	4	—	4
Contribution of Atlantic City Conference Center entities	82	—	—	—	82	—	82
Share-based compensation and other	5	—	—	—	5	—	5
Contributions from other CES members	—	—	—	—	—	24	24
Balance as of December 31, 2014	1,932	(1,093)	—	—	839	24	863
Net income	—	7	—	—	7	—	7
Contribution from parent in settlement of taxes	99	—	—	—	99	—	99
Share-based compensation and other	11	—	—	—	11	—	11
Contributions from other CES members	—	—	—	—	—	26	26
Balance as of December 31, 2015	$2,042	$(1,086)	$—	$—	$956	$50	$1,006
___________________

(1)	See Note 1 for discussion of the CERP LLC Merger.

See accompanying Notes to Combined and Consolidated Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2015	2014	2013
Cash flows from operating activities
Net income/(loss)	$7	$(405)	$(638)
Adjustments to reconcile net income/(loss) to cash flows from operating activities:
Depreciation and amortization	210	200	216
Provision for doubtful accounts	8	12	—
Amortization of deferred finance costs and debt discount	11	11	23
Transfers to parent and affiliates, net	—	—	(264)
Gain on extinguishment of debt	—	—	(15)
Impairment of intangible and tangible assets	—	289	1,046
Deferred income taxes	4	(11)	(366)
Net changes in:
Receivables	(16)	(14)	13
Due to/due from affiliates, net	28	(101)	2
Inventories, prepayments and other current assets	11	(3)	5
Deferred charges and other	—	(1)	(21)
Accounts payable	(6)	81	1
Interest payable	(4)	12	71
Accrued expenses	67	28	(15)
Deferred credits and other	—	(17)	2
Other	12	8	8
Cash flows provided by operating activities	332	89	68
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(167)	(175)	(241)
Increase in restricted cash	—	—	(170)
Decrease in restricted cash	—	—	393
Other	(4)	4	—
Cash flows used in investing activities	(171)	(171)	(18)
Cash flows from financing activities
Cash received from Caesars for financing transactions	—	—	502
Payment of debt issuance and extension fees	—	(7)	(97)
Repayments of long-term debt and revolving credit facility	(368)	(153)	(4,649)
Proceeds from long-term debt and revolving credit facility	230	295	4,239
Contributions from other CES Members	26	24	—
Other	—	—	(3)
Cash flows provided by/(used in) financing activities	(112)	159	(8)
Net increase/(decrease) in cash and cash equivalents	49	77	42
Cash and cash equivalents, beginning of period	259	182	140
Cash and cash equivalents, end of period	$308	$259	$182

Supplemental cash flow information:
Cash paid for interest	$396	$378	$179
Cash refunded for income taxes	—	(1)	—
Non-cash investing and financing activities:
Change in accrued capital expenditures	—	(24)	(28)
Assets acquired through financing activities and capital leases	—	14	—
Contribution of Atlantic City Conference Center entities	—	82	—
Contribution from parent in settlement of taxes	99	4	—
See accompanying Notes to Combined and Consolidated Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

In this filing, the name “CERP LLC” refers to the parent holding company, Caesars Entertainment Resort Properties, LLC, exclusive of its combined and consolidated subsidiaries and variable interest entities, unless otherwise stated or the context otherwise requires. The words “CERP,” “Company,” “we,” “our,” and “us” refer to Caesars Entertainment Resort Properties, LLC, inclusive of its combined and consolidated subsidiaries and variable interest entities, unless otherwise stated or the context otherwise requires.
We also refer to (i) our Combined and Consolidated Financial Statements as our “Financial Statements,” (ii) our Combined and Consolidated Statements of Comprehensive Income/(Loss) as our “Statements of Operations,” and (iii) our Consolidated Balance Sheets as our “Balance Sheets.”
Note 1 — Organization and Basis of Presentation and Consolidation
Organization
CERP LLC is separately organized as a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation (“CEC” and “Caesars”). CERP owns six casino properties: (1) Harrah’s Las Vegas, (2) Rio All-Suites Hotel and Casino (“Rio Las Vegas”), (3) Flamingo Las Vegas, (4) Harrah’s Atlantic City, (5) Paris Las Vegas, and (6) Harrah’s Laughlin. CERP also owns The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas (“Octavius Tower”). Four of the casino properties, together with The LINQ promenade and Octavius Tower, are concentrated in Las Vegas and represented 73% of consolidated net revenues for the year ended December 31, 2015.
We view each property, including The LINQ promenade, as an operating segment and aggregate such properties into one reportable segment.
Basis of Presentation and Consolidation

CERP LLC was formed in August 2013, in anticipation of the CERP Financing (as defined and described in Note 9). In May 2014, the six casino properties described above, together with the entity that owned The LINQ promenade and Octavius Tower, were contributed by CEC to CERP (the “CERP LLC Merger”). Because CERP LLC and the entities involved in the CERP LLC Merger were commonly controlled by CEC, the CERP LLC Merger was accounted for as a merger of entities under common control. Accordingly, the accompanying financial statements of CERP and each of its subsidiaries for all dates and periods subsequent to CERP LLC’s formation are presented on a consolidated basis as if the CERP LLC Merger had occurred at the date of CERP LLC’s formation. For all dates and periods prior to CERP LLC’s formation, the accompanying financial statements reflect the combined financial statements of CERP and each of its subsidiaries.

The accompanying financial statements include the financial position, results of operations and cash flows of CERP as if its subsidiaries were combined and consolidated into a single reporting entity for all periods presented. There are no material intercompany transactions between or among the entities that comprise these combined and consolidated financial statements.
As described in Note 9, CERP registered the CERP Notes (as defined in Note 9) that were originally issued in connection with the CERP Financing, pursuant to a registration statement on Form S-4, which was declared effective on February 10, 2015.
Our transactions with CEC and its other subsidiaries and affiliated entities have been identified as transactions between related parties and are disclosed in Note 13.
Caesars Enterprise Services, LLC (“CES”)
Formation and Operations
In 2014, Caesars Entertainment Operating Company, Inc. (“CEOC”), CERP, and Caesars Growth Properties Holdings, LLC (“CGPH”) (collectively the “Members”) formed CES, a services joint venture. CES provides certain corporate and administrative services for the Members’ casino properties. CES manages certain assets for the casino properties to which it provides services and it employs certain of the corresponding employees. CES owns, licenses or controls its other assets and uses them to provide

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

services to the Members. Expenses incurred by CES are allocated to the casino properties directly or to the Members according to their allocation percentages, subject to annual review.
CES functions as a “pass-through” entity that serves as an agent on behalf of the Members at a cost-basis and is reimbursed by the Members for its services performed and costs incurred. CES is not intended to be a profit-generating business enterprise and is designed to have no operating cash flows of its own. Therefore, any net income or loss is generally immaterial and is typically subject to allocation to the Members in the subsequent period.
Consolidation
Because the allocation of expenses to the Members of CES is disproportionate to their ownership interests, CES has been determined to be a variable interest entity (“VIE”). We have concluded that we are the primary beneficiary of the VIE and are required to consolidate CES. We determined that CERP has a controlling financial interest in CES based on our evaluation of several factors, primarily that CERP is the most closely associated with CES as CES is designed to maintain working capital risk and CERP has assumed the greatest working capital burden through its initial capital contributions. We continually monitor this VIE to determine if any events have occurred that could cause the primary beneficiary to change.
The Members, from time to time, contribute additional capital to CES, primarily to fund capital projects. Contributions from CERP are eliminated in consolidation, whereas contributions from CEOC and CGPH are accounted for as an increase to noncontrolling interest. CES does not guarantee any of CERP’s debt, and the creditors or beneficial holders of CES have no recourse to the general credit of CERP.
Use of Estimates
Our combined and consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual amounts could differ from those estimates.
Note 2 — Litigation
Litigation
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our combined and consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
In connection with a Birthday Cash promotional offer by Harrah’s Atlantic City, on March 19, 2010, the Superior Court of New Jersey entered a summary judgment in favor of a modified class of approximately 79,000 plaintiffs. The summary judgment found that Harrah’s Atlantic City violated the New Jersey Truth in Consumer Contract, Warranty and Notice Act. The penalty is $100 per incident, amounting to a potential exposure of up to $7.9 million. In March 2012, the judge held that the damages class, if any, should be based upon the number of individuals who redeemed certificates, not the number of certificates redeemed (as some plaintiffs had multiple certificates). As a result, the potential exposure under the judge’s ruling was decreased to $5.2 million. After the case was stayed to wait for a pending case in the New Jersey Supreme Court, the court reopened the case in July 2013. The decision in the New Jersey Supreme Court case clarified two aspects of the New Jersey Truth in Consumer Contract, Warranty and Notice Act, which support our contention that the existing judgment against us should be vacated and the case dismissed in our favor. In November 2013, the court denied both parties’ motions for reconsideration. In December 2013, we filed a motion to stay the judgment pending appeal, and in January, the court granted the stay and we filed an appeal. In February 2014, per the court’s stay order, we posted into an escrow account the potential exposure under the judge’s ruling in the amount of $5.2 million plus attorneys’ fees. This amount is included in deferred charges and other in the accompanying balance sheets. No amount has been accrued at this time. The matter is on appeal, has been fully briefed, and was argued in December 2015. We are awaiting a decision. The Company continues to believe that the merits of its legal position are strong and will continue to defend against the lawsuit vigorously.
CEOC Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 issued by CEOC (the “CEOC 10.00% Second-Priority Notes”), on behalf of itself

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and, it alleges, derivatively on behalf of CEOC, filed a lawsuit in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP, Caesars Acquisition Company (“CAC”), CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CERP believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC’s bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. Fact discovery in the case is complete. No trial date has been set.
On November 25, 2014, UMB Bank (“UMB”), as successor indenture trustee for CEOC’s 8.50% Senior Secured Notes due 2020 (the “CEOC 8.50% Senior Secured Notes”), filed a verified complaint in Delaware Chancery Court against CERP, CEC, CEOC, CAC, CGP, CES, and against individual past and present CEC board members Loveman, Benjamin, Bonderman, Davis, Press, Rowan, Sambur, Hession, Colvin, Kleisner, Swann, Williams, Housenbold, Cohen, Stauber, and Winograd, alleging generally that defendants improperly stripped CEOC of certain assets, wrongfully effected a release of CEC’s parent guarantee of the CEOC 8.50% Senior Secured Notes and committed other wrongs. Among other things, UMB asked the court to appoint a receiver over CEOC. In addition, the suit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary, equitable and declaratory relief. The lawsuit has been automatically stayed with respect to CEOC during its Chapter 11 bankruptcy process. Pursuant to a Restructuring Support and Forbearance Agreement entered into by CEC and CEOC with certain creditors (as amended, the “First Lien Bond RSA”), the lawsuit also has been stayed in its entirety (including with respect to CERP), with the consent of all of the parties to it. The consensual stay will expire upon the termination of the First Lien Bond RSA.
Although the claims and demands described above against CERP are not currently being litigated, the Company believes that such claims and demands are without merit and is prepared to defend itself vigorously. While the claims against CEOC have been stayed due to the Chapter 11 process, in some instances, the actions against CEC have been allowed to continue, and CERP believes there is a reasonably possible likelihood of an adverse outcome. We are not able to reasonably estimate a range of reasonably possible losses should any of the noteholder disputes ultimately be resolved against CEC. Should any of the noteholder disputes ultimately be resolved through litigation outside of the financial restructuring of CEOC, and should a court find in favor of the claimants in any of these noteholder disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In addition to the ongoing actions and uncertainties described above, certain of our affiliates, including CEC, are subject to certain liquidity concerns and other uncertainties. While it is possible that such concerns and uncertainties may result in a material adverse effect on our business, financial condition, results of operations, and cash flows, because CERP is a separate legal entity and financial structure and its properties are managed by CES, we do not believe such a scenario is likely.
Other Matters
In January 2015, a majority of the Trustees of the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries (“CEC Group”) from the plan. NRF claims that CEOC’s bankruptcy presents an “actuarial risk” to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. It is completely current with respect to pension

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contributions. We opposed the NRF actions in the appropriate legal forums including seeking a declaratory judgment in federal district court challenging NRF’s authority to expel the CEC Group and also seeking relief in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015 staying the CEC Group’s obligation to commence quarterly payments and instead continue making its monthly contributions, and also setting a briefing schedule in the bankruptcy proceeding for both CEOC’s motion that NRF’s action violated the automatic stay and our motion to extend the stay to encompass NRF’s collection lawsuit against CEC. The Bankruptcy Court denied CEOC’s motion that NRF’s action violated the automatic stay but our motion to extend the stay to encompass NRF’s collection lawsuit against CEC is still pending. The Standstill Agreement remains in effect. Also, the federal district court has granted NRF’s motion to dismiss CEC’s declaratory judgment action agreeing with NRF that the governing statute requires that the issue must first be arbitrated. CEC has filed its Notice of Appeal challenging the district court’s ruling.
We believe our legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
Note 3 — Summary of Significant Accounting Policies
Additional accounting policy disclosures are provided within the applicable notes to the consolidated financial statements.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of three months or less from the date of purchase and are stated at the lower of cost or market value.
Receivables
We issue credit to approved casino customers following investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectibility of these receivables. Accounts receivable are typically non-interest bearing and are initially recorded at cost.
Marker play represents a significant portion of our overall table games volume. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States’ assets of foreign customers may be reached to satisfy judgments entered in the United States. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers who are not residents of the United States.
Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company’s receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts. Receivables are reported net of an allowance for doubtful accounts.
Allowance for Doubtful Accounts

(In millions)	2015	2014	2013
Balance as of January 1	$26	$20	$33
Charged to income	8	12	—
Charge-offs less recoveries	(7)	(6)	(13)
Balance as of December 31	$27	$26	$20

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition
Property Revenues
Casino revenues are measured by the aggregate net difference between gaming wins and losses. Funds deposited by customers in advance and chips in the customers’ possession are recognized as a liability before gaming play occurs. Food and beverage, rooms, and other operating revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer. Sales taxes and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in net revenues or operating expenses.
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. See Note 10.
Other Revenue
Other revenue primarily includes revenue from third-party real estate leasing arrangements at our casino properties, revenue from company-operated retail stores, and revenue from our entertainment venues and The High Roller observation wheel.
Advertising
The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $8 million, $12 million, and $9 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Note 4 — Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued the following authoritative guidance amending the FASB Accounting Standards Codification. During 2015, we adopted Account Standards Update No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, (see Note 12) and No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, (see Note 9).
Revenue Recognition - May 2014 (amended August 2015): Created a new Topic 606, Revenue from Contracts with Customers. The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for United States GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. In addition, interim and annual disclosures will be substantially revised. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We expect to adopt this standard effective January 1, 2017. We are currently assessing the impact the adoption of this standard will have on our financial statements; however, we expect that the accounting for our customer loyalty programs and casino promotional allowances will be affected.
Going Concern - August 2014: Amended the existing requirements for disclosing information about an entity’s ability to continue as a going concern. This guidance explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Consolidation - February 2015: Amended Topic 810, Consolidation. The new guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the accounting standard by placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met. Further, the new guidance reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE and changes consolidation conclusions in several industries that typically make use of VIEs. The new guidance is effective for periods beginning after December 15, 2015 for public companies. We are adopting this standard as of January 1, 2016, and are in the process of evaluating its effect, if any.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recognition and Measurement of Financial Instruments - January 2016: The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other things, they require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with any changes in fair value recognized in net income and simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted on certain provisions. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Leases - February 2016: The new guidance requires lease obligations to be recognized on the balance sheet. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Note 5 — Property and Equipment
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
We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. As necessary, we typically estimate the fair value of assets starting with a “Replacement Cost New” approach and then deduct appropriate amounts for both functional and economic obsolescence to arrive at the fair value estimates. Other factors considered by management in performing this assessment may include current operating results, trends, prospects, and third-party appraisals, as well as the effect of demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property. These analyses are sensitive to management assumptions and the estimates of the obsolescence factors. Changes in these assumptions and estimates could have a material impact on the analyses and the combined and consolidated financial statements.
Additions to property and equipment are stated at cost. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of property and equipment are recognized in the period of disposal. Interest expense is capitalized on internally constructed assets at the applicable weighted-average borrowing rates of interest. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period of time. Interest capitalized was primarily related to the Harrah’s Atlantic City Waterfront Conference Center (the “Atlantic City Conference Center”) in 2015 and The LINQ promenade in 2014 and was $5 million and $12 million for the years ended December 31, 2015 and 2014, respectively.
Useful Lives

Land improvements			12	years
Buildings	20	to	40	years
Building and leasehold improvements	5	to	20	years
Furniture, fixtures, and equipment	2.5	to	20	years
Property and Equipment, Net

(In millions)	December 31, 2015	December 31, 2014
Land and land improvements	$2,498	$2,493
Buildings and improvements	2,773	2,655
Furniture, fixtures, and equipment	663	591
Construction in progress	53	87
Total property and equipment	5,987	5,826
Less: accumulated depreciation	(970)	(820)
Total property and equipment, net	$5,017	$5,006
Depreciation Expense and Tangible Asset Impairment

	Year Ended December 31,
(In millions)	2015	2014	2013
Depreciation expense	$157	$147	$156
Tangible asset impairments	—	—	1,015
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease.
During the fourth quarter of 2013, casino property sales occurred in the Atlantic City market. The pricing of the transactions indicated a substantial decline in market price had occurred for casinos in Atlantic City. As a result of this triggering event, the Company determined it was necessary to perform a recoverability test of the carrying amount of Harrah’s Atlantic City. We determined the carrying value of Harrah’s Atlantic City was not recoverable. Therefore, we performed a fair value assessment of the property and recognized an impairment.
Note 6 — Goodwill and Other Intangible Assets
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
We perform our annual goodwill impairment assessment as of October 1. We perform this assessment more frequently if impairment indicators exist. We determine the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization (“EBITDA”), valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. EBITDA multiples and discounted cash flows are common measures used to value businesses in our industry.
We perform our annual impairment assessment of other non-amortizing intangible assets as of October 1. We perform this assessment more frequently if impairment indicators exist. We determine the estimated fair value of our non-amortizing intangible assets by primarily using the “Relief from Royalty Method” and “Excess Earnings Method” under the income approach.
The evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent gaming volumes deteriorate in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have impairments to record in the future and such impairments could be material.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Carrying Value of Goodwill

	Gross Goodwill		Accumulated Impairment		Net Carrying Value
(In millions)	2015	2014	2015	2014	2015	2014
Balance as of January 1	$3,894	$3,894	$(2,492)	$(2,203)	$1,402	$1,691
Balance as of December 31	$3,894	$3,894	$(2,492)	$(2,492)	$1,402	$1,402
Changes in Carrying Value of Intangible Assets Other than Goodwill

	Amortizing		Non-Amortizing		Total
(In millions)	2015	2014	2015	2014	2015	2014
Balance as of January 1	$305	$355	$37	$37	$342	$392
Amortization expense and other	(50)	(50)	—	—	(50)	(50)
Balance as of December 31	$255	$305	$37	$37	$292	$342
Impairment Charges for Goodwill and Other Non-amortizing Intangible Assets

	Year Ended December 31,
(In millions)	2015	2014 (1)	2013
Goodwill	$—	$289	$—
Trademarks	—	—	5
Gaming rights and other	—	—	26
Total impairment charges	$—	$289	$31
___________________

(1)
Resulted from a decline in recent performance and downward adjustments to expectations of future performance in certain of our markets. Related goodwill had a fair value (Level 3) of $594 million as of December 31, 2014.

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	December 31, 2015				December 31, 2014
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Customer relationships	5.4	$682	$(427)	$255	$682	$(377)	$305
Non-amortizing intangible assets
Trademarks				37			37
Total intangible assets other than goodwill				$292			$342
The aggregate amortization expense for intangible assets that continue to be amortized was $50 million in 2015, $50 million in 2014, and $59 million in 2013.
Estimated Five-Year Amortization

	Year Ended December 31,
(In millions)	2016	2017	2018	2019	2020
Estimated annual amortization expense	$50	$50	$39	$39	$39

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 — Accrued Expenses and Other Current Liabilities

	As of December 31,
(In millions)	2015	2014
Payroll and other compensation	$122	$50
Advance deposits	35	39
Accrued taxes	17	15
Chip and token liability	9	9
Insurance claims and reserves	7	8
Progressive liability	3	3
Other accruals	22	23
Total accrued expenses and other current liabilities	$215	$147
Note 8 - Leases

We lease equipment used in our operations. Rent expense is included in property, general, administrative, and other expense, and totaled $19 million, $16 million and $14 million for the years ended December 31, 2015, 2014 and 2013, respectively. We had no future minimum rental commitments under noncancelable operating leases as of December 31, 2015.
Note 9 — Debt

	December 31, 2015				December 31, 2014
(Dollars in millions)	Final Maturity	Rate (1)	Face Value	Book Value	Book Value
CERP Credit Facility
CERP Senior Secured Loan (2)	2020	7.00%	$2,450	$2,403	$2,420
CERP Revolving Credit Facility (3)	2018	variable	80	80	180
CERP Notes
CERP First Lien Notes	2020	8.00%	1,000	992	990
CERP Second Lien Notes	2021	11.00%	1,150	1,138	1,137
Capitalized Lease Obligations and other	to 2017	various	14	14	26
Total debt			4,694	4,627	4,753
Current portion of long-term debt			(118)	(118)	(39)
Long-term debt			$4,576	$4,509	$4,714
Fair value			$4,310
__________________________

(1)	Interest rate is fixed, except where noted.

(2)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1% floor. The rate is set at the 1% floor as of December 31, 2015.

(3)	Variable interest rate for amounts currently borrowed is determined by adding LIBOR to a base rate of 6.00%.
There were no amounts committed to outstanding letters of credit at December 31, 2015.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Annual Debt and Interest Payments

	Years ended December 31,
(In millions)	2016	2017	2018	2019	2020	Thereafter	Total
Annual maturities of long-term debt (1)	$117	$27	$25	$25	$3,350	$1,150	$4,694
Estimated interest payments	390	390	400	400	400	130	2,110
Total debt service obligation	$507	$417	$425	$425	$3,750	$1,280	$6,804
__________________________

(1)	The CERP Term Loan requires scheduled quarterly principal payments of $6 million, with the balance due at maturity.
Summary of Gain on Extinguishment of Debt

(In millions)	Year Ended
Related Transaction	December 31, 2013
Debt repurchase (1)	$52
October 2013 CERP Financing	(37)
Total gain on extinguishment of debt	$15
__________________________

(1)	In 2013, CERP purchased $275 million of aggregate face value of its previously outstanding debt for $220 million, resulting in a gain on extinguishment, net of discounts and deferred finance charges.
Current Portion of Long-Term Debt
The current portion of long-term debt as of December 31, 2015, includes the $80 million outstanding under the revolving credit facility as well as principal payments on the senior secured loan, other unsecured borrowings, and capitalized lease obligations that are expected to be paid within 12 months.
Borrowings under the revolving credit facility are each subject to separate note agreements executed based on the provisions of the applicable credit facility agreements, and each note has a contractual maturity of less than one year. The applicable credit facility agreements each have a contractual maturity of greater than one year, and we have the ability to rollover the outstanding principal balances on a long-term basis; however, we currently intend to repay the principal balances within the following 12 months. Amounts borrowed under the revolving credit facility are intended to satisfy short term liquidity needs and are classified as current.
We believe that our cash and cash equivalents balance, our cash flows from operations, and/or financing available under our revolving credit facility will be sufficient to meet our normal operating requirements, to fund planned capital expenditures, and to fund debt service during the next 12 months and the foreseeable future.
Debt Discounts or Premiums and Deferred Finance Charges
Debt discounts and deferred finance charges incurred in connection with the issuance of debt are amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts or premiums are written off and included in our gain or loss calculations to the extent we extinguish debt prior to its original maturity date. Effective for our quarter ended June 30, 2015, we adopted authoritative guidance amending the existing requirements for the presentation of deferred finance charges. The amendments to the guidance require that deferred finance charges related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. As of December 31, 2014, we have reclassified $21 million of unamortized deferred finance charges from deferred charges and other assets to long-term debt on our balance sheets.
As of December 31, 2015 and December 31, 2014, book values are presented net of unamortized discounts and deferred finance charges of $67 million and $79 million, respectively.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value
The fair value of debt has been calculated based on the borrowing rates available as of December 31, 2015, for debt with similar terms and maturities. The fair value of our debt is primarily classified within level 2 in the fair value hierarchy.

CERP Financing

In October 2013, we completed the following financing (“CERP Financing”):

CERP Credit Facility ($2.8 billion)

•	$2.5 billion aggregate principal amount of senior secured term loans (“CERP Term Loans”)

•	$270 million aggregate principal amount of a senior secured revolving credit facility

•
On a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the senior secured revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the senior secured revolving credit facility.

Initial CERP Notes ($2.2 billion)

•	$1.0 billion aggregate principal amount of 8.0% first-priority senior secured notes due 2020

•	$1.2 billion aggregate principal amount of 11.0% second-priority senior secured notes due 2021

Key Terms

•	We pledged a significant portion of our assets as collateral.

•
The net proceeds from the offering of the Initial CERP Notes and the borrowings under the CERP Term Loans, together with cash, was used to retire a previous financing and to pay related fees and expenses, resulting in a loss on extinguishment of debt of $37 million as shown in the table above.

•
Borrowings under the CERP Term Loans and senior secured revolving credit facility bear interest at a rate equal to either an alternate base rate (the highest of the Federal Funds rate plus 50 basis points, one month adjusted LIBOR plus 1.0%, or the Prime rate) or various LIBOR maturities with a 1.0% floor, in each case, plus an applicable margin.

Exchange Offer and Notes Registration
The Initial CERP Notes issued under the CERP Financing contained registration rights, which culminated in an exchange offer on March 18, 2015 resulting in the CERP Notes (with terms substantially identical to the Initial CERP Notes, except that the CERP Notes have no transfer restrictions or registration rights) as indicated in the following table.

The CERP Notes are co-issued, as well as fully and unconditionally guaranteed, jointly and severally, by CERP LLC and each of its wholly owned subsidiaries on a senior secured basis. In addition, CERP LLC is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
Restrictive Covenants
The CERP Notes and CERP Credit Facilities include negative covenants, subject to certain exceptions, restricting or limiting the ability of CERP and its subsidiaries to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; (vii) enter into certain transactions with our affiliates; and (viii) designate our subsidiaries as unrestricted subsidiaries. The CERP Notes and CERP Credit Facilities also contain customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions in the case of the CERP Credit Facilities).
The CERP Credit Facilities also contain certain customary affirmative covenants and require that we maintain a senior secured leverage ratio (“SSLR”) of no more than 8.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined (“CERP Adjusted EBITDA”). Although CERP’s subsidiaries are allowed to make distributions to CERP LLC, the indentures governing the CERP Notes generally prevent the distribution of cash to Caesars Entertainment, except for certain payments as described in the indentures.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated cost of providing such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Year Ended December 31,
(In millions)	2015	2014	2013
Food and Beverage	$180	$184	$171
Rooms	153	157	151
Other	15	22	17
	$348	$363	$339
Estimated Cost of Providing Casino Promotional Allowances

	Year Ended December 31,
(In millions)	2015	2014	2013
Food and Beverage	$109	$121	$106
Rooms	57	65	63
Other	11	15	10
	$177	$201	$179
Note 11 — Multi-employer Pension Plans
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
The Company contributes to a number of multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from a single-employer plan in the following aspects:

a.	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.
If the Company chooses to stop participating in some of its multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Multi-employer Pension Plan Participation

		Pension Protection Act Zone Status (1)		FIP/RP Status (2)	Contributions on behalf of CERP (3) (in millions)			Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension Plan Number	2015	2014		2015	2014	2013
Southern Nevada Culinary and Bartenders Pension Plan (6)	88-6016617/001	Green	Green	No	$11	$9	$10	No	May 31, 2018
Pension Plan of the UNITE HERE National Retirement Fund (6)(7)	13-6130178/001	Red	Red	Yes	5	5	4	No	March 14, 2015 (4)
Local 68 Engineers Union Pension Plan (5)(6)	51-0176618/001	Green	Green	No	—	1	1	No	April 30, 2017
NJ Carpenters Pension Fund	22-6174423/001	Yellow	Yellow	Yes	—	—	—	No	April 30, 2017
Painters IUPAT	52-6073909/001	Yellow	Yellow	Yes	—	—	—	No	Various up to April 2017
Other Funds					6	6	5
Total Contributions					$22	$21	$20
_________

(1)
Represents the Pension Protection Act zone status for applicable plan year beginning January 1, 2014, except where noted otherwise. The zone status is based on information that the Company received from the plan administrator and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are between 65% and less than 80% funded, and plans in the green zone are at least 80% funded. All plans detailed in the table above utilized extended amortization provisions to calculate zone status.

(2)	Indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

(3)	See Note 13.

(4)	The terms of the current agreement continue indefinitely until either party provides appropriate notice of intent to terminate the contract.

(5)	Plan years begin July 1.

(6)
Plan was listed in the pension plans’ Forms 5500 as providing more than 5% of the total contributions for the plan years ended 2014 and 2013 (also the Nevada Resort Association IATSE Local 720 Retirement Plan, which is included in “Other Funds”). At the date the financial statements were issued, Forms 5500 were not available for the plan year ending in 2015.

(7)	As described in Note 2, in January 2015, the Pension Plan of the UNITE HERE National Retirement Fund voted to expel Caesars Entertainment and its participating subsidiaries from the plan.
Note 12 — Income Taxes

We are included in the consolidated federal tax return of Caesars, but file a separate New Jersey tax return for CERP. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and as attributable to operating loss and tax credit carryforwards. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more likely than not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have provided a valuation allowance on federal and state deferred tax assets which were not deemed realizable based upon estimates of future taxable income.
We report unrecognized tax benefits within accrued expenses and deferred credits and other in our balance sheets, separate from related income tax payable, which is also reported within accrued expenses, or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.
We are under regular and recurring audit by the Internal Revenue Service and various state taxing authorities on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of Income/(Loss) Before Income Taxes

	Year Ended December 31,
(In millions)	2015	2014	2013
Income/(loss) before income taxes	$12	$(433)	$(1,022)
Income Tax Benefit/(Provision)

	Year Ended December 31,
(In millions)	2015	2014	2013
Current:
Federal	$(99)	$2	$(61)
State	—	21	1
	(99)	23	(60)
Deferred	94	5	444
Income tax benefit/(provision)	$(5)	$28	$384
Allocation of Income Tax Benefit/(Provision)

	Year Ended December 31,
(In millions)	2015	2014	2013
Income tax benefit/(provision) applicable to:
Income before income taxes	$(5)	$28	$384
Other comprehensive income	—	—	(2)

The tax provision of $2 million allocated to accumulated other comprehensive income/(loss) in 2013 was related to the reclassification of losses on derivative instruments from accumulated other comprehensive loss to interest expense.
Effective Income Tax Rate Reconciliation

	Year Ended December 31,
	2015	2014	2013
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	17.5	(6.6)	2.7
Nondeductible goodwill impairment	—	(23.4)	—
Change in valuation allowance	—	(1.7)	—
Nondeductible expenses	1.5	(0.1)	—
Federal tax credits	(11.3)	0.3	0.1
Reserve for uncertain tax positions	—	3.0	(0.1)
Other	(1.0)	—	(0.2)
Effective tax rate	41.7%	6.5%	37.5%

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of December 31,
(In millions)	2015	2014
Deferred tax assets:
Compensation programs	$10	$6
Allowance for doubtful accounts	10	11
CRDA investment obligation	3	2
Depreciation and other property related items	—	8
Other	1	—
State net operating loss carry forwards	3	3
	27	30
Valuation allowance	(8)	(8)
	19	22
Deferred tax liabilities:
Depreciation and other property related items	919	947
Intangibles	106	124
Prepaid expenses	9	8
Debt costs	152	206
	1,186	1,285
Net deferred tax liability	$1,167	$1,263
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, requiring deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent in a classified statement of financial position. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The amendments in this guidance are effective for annual periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax liabilities and assets, or retrospectively to all periods presented. We have early adopted ASU No. 2015-17 during the quarter ended December 31, 2015, and retrospectively applied the amendments. We reclassified $54 million of deferred tax liabilities from current liabilities to noncurrent liabilities in our Balance Sheet as of December 31, 2014.
Reconciliation of Unrecognized Tax Benefits

	Year Ended December 31,
(In millions)	2015	2014	2013
Balance at beginning of year	$3	$13	$13
Additions based on tax positions related to the current year	—	1	—
Expiration of statutes	—	(11)	—
Balance as of year end	$3	$3	$13
We accrue interest and penalties related to unrecognized tax benefits in income tax expense. As of both December 31, 2015 and 2014, there was no accrual required for interest and penalties. We accrued $10 million as of December 31, 2013. As of December 31, 2015 and 2014, there were no unrecognized tax benefits that, if recognized, would impact the effective tax rate. Included in the balances of unrecognized tax benefits as of December 31, 2013 are approximately $7 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We believe that it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2015 will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that an adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.

As of December 31, 2015, CERP had state net operating loss (“NOL”) carryforwards of $47 million which will begin to expire in 2034. We believe it is more likely than not that CERP will realize the tax benefit of the state NOL deferred tax assets as CERP has sufficient sources of future state taxable income through reversing taxable temporary differences.

CERP is included in the CEC consolidated tax return filing.  We have allocated taxes based upon the separate return method for CERP financial reporting purposes.  Historically, we have treated taxes paid or refunds received by CEC for CERP as equity contributions or distributions. Although there is no formal tax sharing agreement in place between the CERP entities and CEC for federal income tax purposes, CERP may make payments to CEC or its subsidiaries for federal, state, or local taxes that would have been paid if CERP was a standalone taxpayer.

The tax years that remain open for examination for our major jurisdictions are 2011 through 2014 for New Jersey. The tax years of 2007 and 2010 through 2014 remain open for examination for U.S. tax purposes.
Note 13 — Related Party Transactions
Summary of Related Party Transactions

	Year Ended December 31,
(In millions)	2015	2014	2013
Services Joint Venture
Shared services allocated expenses to CGP	$105	$18	$—
Shared services allocated expenses to CEOC	355	84	—
CEOC Shared Services Agreement
Shared services allocated expenses from CEOC	36	218	228
Transactions with CEC and other affiliates
Employee benefits and incentive awards	17	5	3
Other	2	3	2
Transactions with Sponsors and their affiliates
Reimbursements and expenses allocated to CERP	4	1	7
Expenses paid to Sponsors’ Portfolio Companies (1)	—	1	1
Other Related Party Transactions
Lease revenue received	50	50	41
Lease payments	3	—	—
Service provider fee	4	44	40
World Series of Poker agreements	2	2	2
__________________________

(1)	An immaterial amount was paid to the sponsors’ portfolio companies in 2015.
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
Transactions with CEC

CERP LLC Merger

In May 2014, CEC contributed to CERP six casino properties and the entity that owned The LINQ promenade and Octavius Tower. See Note 1.

Contribution of Atlantic City Conference Center

CEC contributed the entities that owned the interests in the Atlantic City Conference Center to CERP in July 2014 in a non-cash transaction. The total net asset book value contributed was $82 million. The assets are primarily comprised of real estate and development costs for a new meeting and conference center, which is connected to the Harrah’s Atlantic City casino and opened in August 2015.
Employee Benefit Plans
CEC maintains a defined contribution savings and retirement plan in which employees of CERP may participate. The plan provides for, among other things, pre-tax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings (subject to certain IRS and plan limits). In addition, employees subject to collective bargaining agreements receive benefits through the multi-employer pension plans sponsored by the organization in which they are a member. The expenses related to contributions made to the plans on their behalf are allocated to the properties at which they are employed.
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
Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Capital LP (“TPG”) (collectively, the “Sponsors”). As of December 31, 2015, Hamlet Holdings beneficially owned the majority of CEC’s common stock.
Reimbursements and Expenses allocated to CERP
CEC has a services agreement with the Sponsors relating to the provision of financial and strategic advisory services and consulting services. The Sponsors granted a waiver of the monitoring fees for management services; however, CEC reimburses the Sponsors for expenses they incur related to these management services. A portion of the reimbursed expenses are allocated to CERP.
Sponsors’ Portfolio Companies

We have entered into agreements with a number of companies that are portfolio companies of our Sponsors. The following are the Sponsor portfolio companies with which we have business relationships:

•	XOJet, Inc., which provides us with access to aircraft at contractually agreed upon hourly rates.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	SunGard Availability Service LP, which provides us with enterprise cloud services and solutions for managed information technology.

•	Sabre, Inc., which provides technology to assist our customers with booking hotel rooms.

•	Avaya Inc., which supplies us with technology products and services, software licenses and support for such products and services.

•
Norwegian Cruise Line Holdings Ltd., a cruise ship operations company with which we have a Marketing Agreement pursuant to which, among other things, NCL pays Caesars Entertainment a percentage of NCL’s gaming revenue.

•	Classic Party Rentals, which provides us with party rental supplies.

•	Creative Artists Agency LLC, with which we have entered into multiple entertainment agreements in connection with artists’ performances at Caesars’ properties.

Amounts paid to the Sponsors’ portfolio companies are included in the table above and we believe such transactions are conducted at fair value.
Other Related Party Transactions
Lease Agreements
We lease Octavius Tower to CEOC for approximately $35 million per year and gaming space in The LINQ promenade to CGP for approximately $15 million per year pursuant to separate lease agreements that both expire April 2026.
LINQ Access and Parking Easement Lease Agreement
Under the LINQ Access and Parking Easement lease agreement, CEOC leases the parking lot behind The LINQ promenade and The LINQ Hotel to CERP and CGP. Pursuant to the lease agreement, which expires in April 2028, CERP pays approximately $1 million annually, subject to a 3% annual increase.
Service Provider Fee
CEOC, CERP and CGP have a shared services agreement under which CERP and CGP pay for certain indirect corporate support costs. CEOC is authorized to charge CERP for an amount equal to 21.8% of unallocated corporate support costs.
World Series of Poker (“WSOP”) Agreements
Pursuant to multiple agreements with Caesars Interactive Entertainment, Inc. (“CIE”), CERP is allowed to host various WSOP events in Las Vegas and Atlantic City, including the annual main event at the Rio Las Vegas. CERP pays CIE $2 million per year for the right to host WSOP tournaments in Las Vegas and pays to host a certain number of WSOP circuit events in Atlantic City. These agreements are in effect until September 1, 2017, unless terminated earlier pursuant to each agreement’s terms.
Total Rewards Loyalty Program
CEOC’s customer loyalty program, Total Rewards, offers incentives to customers from their spending related to on-property entertainment expenses, including gaming, hotel, dining, and retail shopping at CEC’s and CEOC’s resort properties located in the U.S. and Canada. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, CEOC estimates the cost of fulfilling the redemption of reward credits, after consideration of estimated forfeitures (referred to as “breakage”) based upon the cost of historical redemptions. The estimated value of reward credits is expensed as the reward credits are earned by customers and is included in direct casino expense. The total estimated cost is accrued by CEOC, with the incremental charges related to our casino properties included in due from affiliates, net in the accompanying balance sheets.
In addition to reward credits, customers at certain of CEC’s properties can earn points based on play that are redeemable in the form of credits playable at the gaming machine. We accrue the cost of redeemable points for our properties, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and is included in casino promotional allowances.

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
As of December 31, 2015 and December 31, 2014, due from affiliates was $37 million and $65 million, respectively, and represented a net receivable due to CES primarily from CEOC and CGP for shared services performed on their behalf.
Intellectual Property License Agreements
Each of the CERP properties and certain of their subsidiaries have entered into license agreements with Caesars License Company, LLC (“CLC”), a subsidiary of CEOC, pursuant to which we receive non-exclusive royalty-free licenses to use certain intellectual property, including trademarks and copyrights owned by CLC in connection with the operation of the CERP properties. These license agreements have a termination date of 2023, subject to annual renewal thereafter. The licenses contemplated by the Omnibus Agreement are subject to these licenses.
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
Centralized Transactions
In addition, the Company participates with other CEC subsidiaries in marketing, purchasing, insurance, employee benefit and other programs that are defined, negotiated and managed on a company-wide basis. The Company believes that participating in these consolidated programs is beneficial in comparison to the cost and terms for similar programs that it could negotiate on a standalone basis.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and Executive Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2015. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2015 at a reasonable assurance level.

b.	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, misstatements due to error or fraud may not be prevented or detected on a timely basis.

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2015, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2015. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2015.

c.	Plan for Remediation of the Material Weakness

As discussed in our 2014 Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014 as a result of a material weakness related to the internal control over the effectiveness of our risk assessment, design and implementation of control activities, monitoring activities, and quality of information, excluding gaming activities (e.g., gaming revenue, cash on hand). Management identified the following measures to strengthen our internal control over financial reporting and to address the material weakness. We began implementing certain of these measures in the second quarter of 2014 and continued to develop remediation plans and implemented additional measures throughout the remainder of the year and throughout 2015, including:

•
Reviewing the accounting and financial assurance organizations to ensure an appropriate organization and skills to sustain the remedial actions. This includes performing training to enhance knowledge and skills of the finance team and hiring of additional skilled resources, as appropriate.

•
Enhancing the Company’s internal controls over financial reporting including an enhanced documented risk assessment process to identify the appropriate in scope balances and related controls, computer systems, and applications.

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

d.	Changes in Internal Control over Financial Reporting
Except for the remediation of the previously identified material weakness, discussed above, there were no other changes in internal control over financial reporting during the three month period ending December 31, 2015 that have a materially affect or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	Other Information
Not applicable.
PART III

The following have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

•	ITEM 10, “Directors, Executive Officers and Corporate Governance;”

•	ITEM 11, “Executive Compensation;”

•	ITEM 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;” and

•	ITEM 13, “Certain Relationships and Related Transactions, and Director Independence.”

ITEM 14.	Principal Accountant Fees and Services.
Fees and Services
The following table summarizes the aggregate fees paid or accrued by the Company to Deloitte & Touche LLP during 2015 and 2014:

(In millions)	2015	2014
Audit Fees (a)	$2	$5
Audit-Related Fees (b)	—	—
Tax Fees (c)	—	—
Other	—	—
Total	$2	$5

(a)	Audit Fees—Fees for audit services billed in 2015 and 2014 consisted of:

•	Audit of the Company’s annual financial statements, including the audits of the various subsidiaries conducting gaming operations as required by the regulations of the respective jurisdictions;

•	Sarbanes-Oxley Act, Section 404 attestation services;

•	Reviews of the Company’s quarterly financial statements; and

•	Services related to the filing of registration statements in 2014.

(b)	Audit-Related Fees—Fees for audit-related services billed in 2014 consisted of quarterly revenue and compliance audits performed at certain of our properties as required by state gaming regulations.

(c)
Tax Fees—Fees for tax services paid in 2015 consisted of tax compliance services, which are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

i.	Federal, state, and local income tax return assistance;

ii.	Requests for technical advice from taxing authorities; and

iii.	Assistance with tax audits and appeals.

•	CERP incurred no fees for tax planning and advice services in 2015 or 2014.
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

Policy on Audit Committee Pre-Approval
The services performed by Deloitte & Touche LLP in 2015 and 2014 were pre-approved in accordance with the pre-approval policy and procedures adopted by the CEC Audit Committee at its February 26, 2003 meeting. This policy describes the permitted audit, audit-related, tax, and other services that Deloitte & Touche may perform. Any requests for audit services must be submitted to the CEC Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Except for such services which fall under the de minimis provision of the pre-approval policy, any requests for audit-related, tax, or other services also must be submitted to the CEC Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairperson of the CEC Audit Committee. The Chairperson must update the CEC Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.
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
The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit, tax, and other services under certain circumstances. The provision allows for the pre-approval requirement to be waived if all of the following criteria are met:

1.	The service is not an audit, review, or other attest service;

2.	The estimated fees for such services to be provided under this provision do not exceed a defined amount of total fees paid to the independent auditor in a given fiscal year;

3.	Such services were not recognized at the time of the engagement to be non-audit services; and

4.	Such services are promptly brought to the attention of the CEC Audit Committee and approved by the CEC Audit Committee or its designee.
No fees were approved under the de minimis provision in 2015 and 2014.

PART IV—OTHER INFORMATION

ITEM 15.	Exhibits, Financial Statements and Schedules.

(a)	1. Financial statements of the Company (including related notes to combined and consolidated financial statements) filed as part of this report are listed below (see Item 8):
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2015 and 2014.
Combined and Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2015, 2014 and 2013.
Combined and Consolidated Statements of Member’s Equity for the Years Ended December 31, 2015, 2014 and 2013.
Combined and Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.
2.    Financial statement schedules of the Company as follows:
Schedules I through V have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.
3.    Exhibits

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Omnibus License and Enterprise Services Agreement, dated as of May 20, 2014, by and among Caesars Enterprise Services, LLC, Caesars Entertainment Operating Company, Inc., Caesars Entertainment Resort Properties LLC and Caesars Growth Properties Holdings, LLC.	—	8-K*	—	2.1	5/21/2014

3.1	Amendment after a name change of Caesars Entertainment Resort Properties, LLC.	—	S-4	—	3.1	10/16/2014

3.2	Operating Agreement of Caesars Entertainment Resort Properties, LLC.	—	S-4	—	3.2	10/16/2014

4.1	Indenture, dated as of October 11, 2013, among the Registrants and U.S. Bank National Association, as trustee, relating to the 8% First-Priority Senior Secured Notes due 2020.	—	8-K*	—	4.1	10/15/2013

4.2	Second Supplemental Indenture, dated as of October 15, 2014, among the Registrants, U.S. Bank National Association, as trustee, and the other parties thereto relating to the 8% First-Priority Senior Secured Notes due 2020.	—	S-4	—	4.2	10/16/2014

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.3	Indenture, dated as of October 11, 2013, among the Registrants and U.S. Bank National Association, as trustee, relating to the 11% Second-Priority Senior Secured Notes due 2021.	—	8-K*	—	4.2	10/15/2013

4.4	Second Supplemental Indenture, dated as of October 15, 2014, among the Registrants and U.S. Bank National Association, as trustee, relating to the 11% Second-Priority Senior Secured Notes due 2021.	—	S-4	—	4.4	10/16/2014

4.5	Registration Rights Agreement, dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors and Citigroup Global Markets Inc., as representative of the initial purchasers.	—	8-K*	—	4.3	10/15/2013

10.1	First Lien Credit Agreement, dated as of October 11, 2013, by and among the CERP Entities, Citicorp North America Inc., as administrative agent and the lenders party thereto.	—	8-K*	—	10.1	10/15/2013

10.2	First Lien Intercreditor Agreement, dated as of October 11, 2013, by and among the First Lien Collateral Agent, Citicorp North America, Inc., as authorized representative under the credit agreement and U.S. Bank National Association, as the initial other authorized representative.	—	8-K*	—	10.2	10/15/2013

10.3	Second Lien Intercreditor Agreement, dated as of October 11, 2013, by and among Citicorp North America, Inc., as credit agreement agent, U.S. Bank National Association, as other first priority lien obligations agent and U.S. Bank National Association, as second priority agent.	—	8-K*	—	10.3	10/15/2013

10.4	Collateral Agreement (First Lien), dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors, and Citicorp North America, Inc., as collateral agent.	—	8-K*	—	10.4	10/15/2013

10.5	Collateral Agreement (Second Lien), dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors, and U.S. Bank National Association, as collateral agent.	—	8-K*	—	10.5	10/15/2013

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.6	Third Amended and Restated Shared Services Agreement, dated as of October 11, 2013, by and among the CEOC, Caesars Entertainment Resort Properties, LLC, the Casino Resort Borrowers, Caesars Linq, LLC and Caesars Octavius, LLC.	—	S-4	—	10.6	10/16/2014

10.7	Amended and Restated Limited Liability Company Agreement of Caesars Enterprise Services, LLC, dated May 20, 2014.	—	8-K*	—	99.1	5/21/2014

10.8†	Employment Agreement made as of December 21, 2014, between Caesars Entertainment Corporation, a Delaware corporation, Caesars Enterprise Services, LLC, and, for certain purposes specified herein, only, Caesars Acquisition Company, and Gary W. Loveman.	—	10-K*	12/31/2014	10.99	3/16/2015

10.9†	Employment Agreement dated February 5, 2015, between Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, and Mark Frissora.	—	10-K*	12/31/2014	10.106	3/16/2015

10.10†	Amendment No. 1 to Employment Agreement, made as of August 4, 2015, between Caesars Entertainment Corporation, Caesars Enterprise Services, LLC and Mark Frissora.	—	10-Q*	6/30/2015	10.5	8/6/2015

10.11†	Employment Agreement dated April 2, 2012, between Caesars Entertainment Operating Company, Inc. and Tariq M. Shaukat (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	10-K*	12/31/2014	10.107	3/16/2015

10.12†	Form of Employment Agreement between Caesars Entertainment Operating Company, Inc., and Thomas M. Jenkin (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	8-K*	—	10.1	1/9/2012

10.13†	Employment Agreement made as of April 2, 2009 by and between Caesars Entertainment Operating Company, Inc. and Timothy R. Donovan (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	10-K/A*	12/31/2012	10.87	3/15/2013

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.14†	Letter Agreement dated August 19, 2015, by and between Timothy Donovan and Caesars Enterprise Services, LLC	—	8-K*	—	10.1	8/19/2015

10.15†	Consulting Agreement dated November 10, 2014 between Donald Colvin and Caesars Enterprise Services, LLC.	—	8-K*	—	10.1	11/12/2014

10.16†	Employment Agreement, made as of November 10, 2014, by and between Caesars Enterprise Services, LLC and Eric Hession.	—	8-K*	—	10.2	11/12/2014

12.1	Computation of Ratio of Earnings to Fixed Charges.	—	10-K*	—	12	3/16/2015

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.1	Amended and Restated Limited Liability Company Agreement of Caesars Enterprise Services, LLC.	—	8-K*	—	99.1	5/21/2014

101
The following financial statements from the Company’s Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Combined and Consolidated Statements of Operations, (iii) Combined and Consolidated Statements of Comprehensive Loss, (iv) Combined and Consolidated Statement of Stockholders’ Equity, (v) Combined and Consolidated Statements of Cash Flows, (vi) Notes to Combined and Consolidated Financial Statements.
		X

*	Filed by Caesars Entertainment Corporation.

†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC.

February 26, 2016	By:	/S/ ERIC HESSION
Name: Eric Hession
Title: Treasurer and Manager
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/S/ MARK P. FRISSORA
Mark P. Frissora	President and Manager (Principal Executive Officer)	February 26, 2016
/S/ ERIC HESSION
Eric Hession	Treasurer and Manager (Principal Financial Officer)	February 26, 2016