Form 10-Q
period 2016-03-31
Caesars Entertainment Resort Properties, LLC
filed 2016-05-05
CIK 1610979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$211	$150
Receivables, net	68	68
Prepayments and other current assets	30	31
Inventories	12	13
Total current assets	321	262
Property and equipment, net	4,958	4,973
Goodwill	1,402	1,402
Intangible assets other than goodwill	280	292
Deferred charges and other	101	99
Total assets	$7,062	$7,028

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$47	$33
Due to affiliates, net	13	21
Accrued expense and other liabilities	133	124
Interest payable	143	94
Current portion of long-term debt	112	118
Total current liabilities	448	390
Long-term debt	4,505	4,509
Deferred income taxes	1,145	1,167
Deferred credits and other	7	7
Total liabilities	6,105	6,073
Commitments and contingencies (Note 9)
Total member’s equity	957	955
Total liabilities and member’s equity	$7,062	$7,028

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2016	2015
Revenues
Casino	$272	$283
Food and beverage	134	132
Rooms	136	129
Other	73	72
Less: casino promotional allowances	(87)	(88)
Net revenues	528	528
Operating expenses
Direct
Casino	140	139
Food and beverage	62	62
Rooms	37	33
Property, general, administrative, and other	125	125
Depreciation, amortization, and other	75	51
Corporate expense	11	12
Total operating expenses	450	422
Income from operations	78	106
Interest expense	(100)	(101)
Income/(loss) before income taxes	(22)	5
Income tax benefit/(provision)	6	(2)
Net income/(loss)	$(16)	$3

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF MEMBER’S EQUITY
(UNAUDITED)

	CERP Member’s Equity
(In millions)	Contributed Capital	Accumulated Deficit	Total CERP Member’s Equity	Noncontrolling Interest	Total Member’s Equity
Balance as of December 31, 2014	$1,932	$(1,093)	$839	$24	$863
Cumulative effect of CES deconsolidation (Note 1)	—	—	—	(24)	(24)
Net income	—	3	3	—	3
Contribution from parent in settlement of taxes	23	—	23	—	23
Share-based compensation and other	4	—	4	—	4
Balance as of March 31, 2015	$1,959	$(1,090)	$869	$—	$869

Balance as of December 31, 2015	$2,042	$(1,087)	$955	$—	$955
Net loss	—	(16)	(16)	—	(16)
Contribution from parent in settlement of taxes	15	—	15	—	15
Share-based compensation and other	3	—	3	—	3
Balance as of March 31, 2016	$2,060	$(1,103)	$957	$—	$957

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2016	2015
Cash flows provided by operating activities	$102	$96
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(27)	(29)
Capital contribution to CES	(1)	(1)
Other	(1)	2
Cash flows used in investing activities	(29)	(28)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facility	40	35
Repayments of long-term debt and revolving credit facility	(52)	(80)
Cash flows used in financing activities	(12)	(45)
Net increase in cash and cash equivalents	61	23
Cash and cash equivalents, beginning of period	150	189
Cash and cash equivalents, end of period	$211	$212

Supplemental cash flow information:
Cash paid for interest	$48	$48
Non-cash investing and financing activities:
Change in accrued capital expenditures	18	8
Contribution from parent in settlement of taxes	15	23

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In this filing, the name “CERP LLC” refers to the parent holding company, Caesars Entertainment Resort Properties, LLC, exclusive of its consolidated subsidiaries, unless otherwise stated or the context otherwise requires. The words “CERP,” “Company,” “we,” “our,” and “us” refer to Caesars Entertainment Resort Properties, LLC, inclusive of its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.
Note 1 — Organization and Basis of Presentation and Consolidation
Organization
CERP LLC is separately organized as a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation (“CEC” and “Caesars”). CERP owns six casino properties: (1) Harrah’s Las Vegas, (2) Rio All-Suites Hotel and Casino (“Rio Las Vegas”), (3) Flamingo Las Vegas, (4) Harrah’s Atlantic City, (5) Paris Las Vegas, and (6) Harrah’s Laughlin. CERP also owns The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas (“Octavius Tower”). Four of the casino properties, together with The LINQ promenade and Octavius Tower, are concentrated in Las Vegas and represented 74% of consolidated net revenues for both of the three months ended March 31, 2016 and 2015.
We view each casino property, including The LINQ promenade, as an operating segment and aggregate such properties into one reportable segment.
Basis of Presentation and Consolidation
The accompanying unaudited consolidated condensed financial statements of CERP have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable for interim periods, and therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2016 fiscal year.
GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Due to the inherent uncertainties in making these estimates, actual amounts could differ.
This document should be read in conjunction with our consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013, which were included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Consolidation of Caesars Enterprise Services, LLC
In 2014, Caesars Entertainment Operating Company, Inc. (“CEOC”), CERP, and Caesars Growth Properties Holdings, LLC (“CGPH”) (collectively, the “Members”) formed Caesars Enterprise Services, LLC (“CES”), a services joint venture. CES provides certain corporate and administrative services for the Members’ casino properties. CES manages certain assets for the casino properties to which it provides services and it employs certain of the corresponding employees. CES owns, licenses or controls its other assets and uses them to provided services to the Members. Expenses incurred by CES are allocated to the casino properties directly or to the Members according to their allocation percentages, subject to annual review.
CES functions as a "pass-through" entity that serves as an agent on behalf of the Members at a cost-basis, and is reimbursed by the Members for its services performed and costs incurred. CES is not intended to be a profit-generating business enterprise and is designed to have no operating cash flows of its own. Therefore, any net income or loss is generally immaterial and is typically subject to allocation to the Members in the subsequent period.
When CES was formed, we determined that it was a variable interest entity (“VIE”), and we concluded that we were the primary beneficiary. We determined that CERP had a controlling financial interest in CES based on our evaluation of several factors, primarily including that CERP was the most closely associated with CES as CES was designed to maintain working capital risk, and CERP assumed the greatest working capital burden through its initial capital contributions.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Effective January 1, 2016, we implemented the Financial Accounting Standard Board’s (the “FASB”) Accounting Standard Update (“ASU”) No. 2015-02, which amended Topic 810, Consolidations. We applied the amended guidance retrospectively for all periods presented in the accompanying financial statements and notes thereto.
Under the amended guidance, CERP is not considered the primary beneficiary and does not consolidate CES as CERP individually does not have the characteristics of a primary beneficiary and the consideration of which Member is most closely associated with CES are no longer applicable under the amended guidance as none of the Members is considered a single decision maker and power is not shared among the Members. Additionally, substantially all of the activities of CES do not involve and are not conducted on behalf of any of the Members. Therefore, we have deconsolidated CES from our consolidated financial statements.
There was no cumulative-effect adjustment recognized in accumulated deficit associated with the deconsolidation of CES. We recorded an initial equity investment in CES of $43 million. Our equity method investment in CES was $53 million and $52 million as of March 31, 2016 and December 31, 2015, respectively, and is included in deferred charges and other.
Related Party Relationship
As described above, CES provides certain corporate and administrative services for CERP’s casino properties. Subsequent to deconsolidation, transactions with CES are no longer eliminated in consolidation and are treated as related party transactions for CERP. See “Services Joint Venture” in Note 10 for all transactions between us and CES.
Effect of CES Deconsolidation

	As of December 31, 2015
	CERP (As Originally Reported)	Effect of CES Deconsolidation	CERP (As Restated)
(In millions)
Total assets	$7,242	$(214)	$7,028
Total liabilities	6,236	(163)	6,073
Total member’s equity	1,006	(51)	955

	For the Three Months Ended March 31, 2015
	CERP (As Originally Reported)	Effect of CES Deconsolidation	CERP (As Restated)
(In millions)
Net revenues	$528	$—	$528
Net income	3	—	3

Cash flows from operating activities	$118	$(22)	$96
Cash flows from investing activities	(32)	4	(28)
Cash flows from financing activities	(43)	(2)	(45)
Net increase in cash and cash equivalents	$43	$(20)	$23
Note 2 — Litigation
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
CEOC Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 issued by CEOC (the “CEOC 10.00% Second-Priority Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit in the Court of Chancery in the State of Delaware against CEC and CEOC, Caesars Growth Partners, LLC (“CGP”), Caesars Acquisition Company (“CAC”), CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CERP believes this lawsuit is without merit and is defending itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC’s bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. Fact discovery in the case is complete, and summary judgment briefing is underway. No trial date has been set.
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
Although the claims and demands described above against CERP are not currently being litigated, the Company believes that such claims and demands are without merit and is prepared to defend itself vigorously. While the claims against CEOC have been stayed due to the Chapter 11 process, in some instances, the actions against CEC have been allowed to continue, and CERP believes there is a reasonably possible likelihood of an adverse outcome as to CEC. We are not able to reasonably estimate a range of reasonably possible losses should any of the noteholder disputes ultimately be resolved against CEC. Should any of the noteholder disputes ultimately be resolved through litigation outside of the financial restructuring of CEOC, and should a court find in favor of the claimants in any of these noteholder disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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
Report of Bankruptcy Examiner
The United States Bankruptcy Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”) previously engaged an examiner to investigate possible claims CEOC might have against CEC and/or other entities and individuals. On March 15, 2016, the examiner released his report, which set forth conclusions on the relative strength of certain claims involved in the CEOC bankruptcy. The examiner calculates an estimated range of potential damages for these potential claims from $716 million to $1.3 billion for CERP, and such calculation does not account for probability of success, likelihood of collection, or the time or cost of litigation.
The report identifies a variety of potential claims against CEC and/or other entities and certain individuals related to a number of transactions dating back to 2009, including potential fraudulent transfer and breach of fiduciary duties claims relating to the transaction pursuant to which CERP acquired The LINQ promenade and Octavius Tower from CEOC. The examiner notes that the difficulty of quantifying damage might suggest that a court could order the return of Octavius Tower to CEOC. He further opines that there is at least a reasonable case that CERP will not be able to establish that it was a good faith transferee in this transaction and, under these circumstances, CERP would not be entitled to a lien for the consideration it did pay (cash and bonds valued by the examiner at $129 million), and would instead receive an unsecured claim for that amount in CEOC’s Chapter 11 proceeding. However, the examiner further notes that returning Octavius Tower would be problematic from the perspective of the lenders who expressly bargained for inclusion of Octavius Tower as part of their collateral package, and, based on available evidence, it appears that CERP’s lenders would be good faith transferees entitled to the benefit of their lien.
Most of the examiner’s findings are premised on his view that CEOC was “insolvent” at the time of the applicable transactions and that CEOC did not receive fair value for assets transferred. While this report was prepared at the request of the Bankruptcy Court, none of the findings included therein are legally binding on the Bankruptcy Court or any party.
We and CEC contest the examiner’s findings with respect to the transaction pursuant to which The LINQ promenade and Octavius Tower were transferred to CERP, including his findings that CEOC was insolvent at relevant times, that there were breaches of fiduciary duty, that there were fraudulent transfers and that CEOC did not receive fair value for assets transferred, and as to the calculation of damages.
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel the five indirect subsidiaries of CEC, including the subsidiary that owns Harrah’s Atlantic City, which were required to make contributions to the legacy plan of the NRF (the “Five Employers”). The NRF contended that the financial condition of the Five Employers’ controlled group (the “CEC Controlled Group”) and CEOC’s then-potential bankruptcy presented an “actuarial risk” to the plan because, depending on the outcome of any CEOC bankruptcy proceedings, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. As a result, the NRF claimed that the expulsion of the Five Employers constituted a complete withdrawal of the CEC Controlled Group from the plan. CEOC, in its bankruptcy proceedings, has not rejected the contribution obligations of any of its subsidiary employers to the NRF, but we cannot make any prediction as to whether this will take place or not. The NRF has advised the CEC Controlled Group (which includes CERP) that the expulsion of the Five Employers has triggered a joint and several withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to the NRF’s vote to expel the Five Employers, the Five Employers reiterated their commitments to remain in the plan and not seek rejection of any collective bargaining agreement in which the obligation to contribute to NRF exists. The Five Employers were current with respect to pension contributions at the time of their expulsion, and are current with respect to pension contributions as of today pursuant to the Standstill Agreement referred to below.
We have opposed the various NRF expulsion actions.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

On January 8, 2015, prior to the NRF’s vote to expel the Five Employers, CEC filed an action in the United States District Court for the Southern District of New York (the “S.D.N.Y.”) against the NRF and its Board of Trustees, seeking a declaratory judgment that they did not have the authority to expel the Five Employers and thus allegedly trigger withdrawal liability for the CEC Controlled Group (the “CEC Action”). On December 25, 2015, the District Judge entered an order dismissing the CEC Action on the ground that CEC’s claims in this action must first be arbitrated under ERISA. CEC has appealed this decision to the United States Court of Appeals for the Second Circuit.
On March 6 and March 27, 2015, CEOC and certain of its subsidiaries filed in the CEOC bankruptcy proceedings two motions to void (a) the purported expulsion of the Five Employers and based thereon the alleged triggering of withdrawal liability for the non-debtor members of the CEC Controlled Group, and (b) a notice and payment demand for quarterly payments of withdrawal liability subsequently made by the NRF to certain non-debtor members of the CEC Controlled Group, respectively, on the ground that each of these actions violated the automatic stay (the “362 Motions”). On November 12, 2015, Bankruptcy Judge Goldgar issued a decision denying the 362 Motions on the ground that the NRF’s actions were directed at non-debtors and therefore did not violate the automatic stay. CEOC has appealed this decision to the federal district court in Chicago.
On March 6, 2015, CEOC commenced an adversary proceeding against the NRF and its Board of Trustees in the Bankruptcy Court (the “Adversary Proceeding”). On March 11, 2015, CEOC filed a motion in that Adversary Proceeding to extend the automatic stay in the CEOC bankruptcy proceedings to apply to the NRF’s expulsion of the Five Employers (the “105 Motion”). Judge Goldgar has not yet decided the 105 Motion.
On March 20, 2015, CEC, CEOC and CERP, on behalf of themselves and others, entered into a Standstill Agreement with the NRF and its Board of Trustees that, among other things, stayed each member of the CEC Controlled Group’s purported obligation to commence making quarterly payments of withdrawal liability and instead required the Five Employers to continue making monthly contribution payments to the NRF, unless and until each of the 362 Motions and the 105 Motion had been denied. As the 105 Motion has not yet been decided, the Standstill Agreement remains in effect.
Also, on March 18, 2015, the NRF and its fund manager commenced a collection action in the S.D.N.Y. against CEC, CERP and all non-debtor members of the CEC Controlled Group for the payment of the first quarterly payment of withdrawal liability, which the NRF contended was due on March 15, 2015 (the “NRF Action”). On December 25, 2015, the District Judge denied the defendant’s motion to dismiss the NRF Action on the ground that the arguments raised by the defendants must first be arbitrated under ERISA. On February 26, 2016, the NRF and its fund manager filed a motion for summary judgment against CEC and CERP for payment of the first quarterly payment of withdrawal liability and for interest, liquidated damages, attorneys’ fees and costs. This motion and CEC and CERP’s opposition thereto has been fully briefed, but no decision has been rendered.
We believe our legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously, and will defend vigorously against the claims raised by the NRF in the NRF Action. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
Note 3 — Recently Issued Accounting Pronouncements
During 2016, we adopted Account Standards Update No. 2015-02, Consolidation: Amendments to the Consolidation Analysis (see Note 1).
The FASB issued the following authoritative guidance amending the FASB Accounting Standards Codification.
Revenue Recognition - May 2014 (amended April 2016): Created a new Topic 606, Revenue from Contracts with Customers. The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for United States GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. In addition, interim and annual disclosures will be substantially revised. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We expect to adopt this standard effective January 1, 2017. We are currently assessing the impact the adoption of this standard will have on our financial statements; however, we expect that the accounting for the Total Rewards customer loyalty program and casino promotional allowances will be affected.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Going Concern - August 2014: Amended the existing requirements for disclosing information about an entity’s ability to continue as a going concern. This guidance explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. Early adoption is permitted. We do not believe the adoption of this standard will have any impact on our financial statements.
Recognition and Measurement of Financial Instruments - January 2016: Amended certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other things, they require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with any changes in fair value recognized in net income and simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted on certain provisions. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Leases - February 2016: The new guidance requires lease obligations to be recognized on the balance sheet. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Note 4 — Property and Equipment

(In millions)	March 31, 2016	December 31, 2015
Land and land improvements	$2,498	$2,498
Buildings and improvements	2,784	2,772
Furniture, fixtures, and equipment	657	640
Construction in progress	46	30
Total property and equipment	5,985	5,940
Less: accumulated depreciation	(1,027)	(967)
Total property and equipment, net	$4,958	$4,973
Depreciation Expense and Capitalized Interest

	Three Months Ended March 31,
(In millions)	2016	2015
Depreciation expense (1)	$60	$35
Capitalized interest	—	1
________________________________

(1)
In the first quarter of 2016, the depreciation of certain assets was accelerated due to their removal and replacement in connection with property renovations at Harrah’s Las Vegas and Flamingo Las Vegas.

Note 5 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and Other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2015	$255	$1,402	$37
Amortization expense and other	(12)	—	—
Balance as of March 31, 2016	$243	$1,402	$37

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	March 31, 2016				December 31, 2015
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	5.1	$682	$(439)	$243	$682	$(427)	$255
Trademarks				37			37
Total intangible assets other than goodwill				$280			$292
Note 6 — Commitments and Contingencies
During the three months ended March 31, 2016, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2015.
CEOC filed a plan of reorganization on October 7, 2015, with the United States Bankruptcy Court for the Northern District of Illinois in Chicago, which contemplates, among other things, that CEC would give the new entity that will operate CEOC’s properties a call right to purchase Harrah’s Atlantic City and Harrah’s Laughlin from CERP. No amounts have been recorded for this contemplated transaction because the transaction is not legally enforceable at this time.
Note 7 — Debt

		March 31, 2016			December 31, 2015
(Dollars in millions)	Final Maturity	Rate (1)	Face Value	Book Value	Book Value
CERP Credit Facility
CERP Senior Secured Loan (2)	2020	7.00%	$2,444	$2,399	$2,403
CERP Revolving Credit Facility (3)	2018	variable	75	75	80
CERP Notes
CERP First Lien Notes	2020	8.00%	1,000	992	992
CERP Second Lien Notes	2021	11.00%	1,150	1,139	1,138
Capitalized Lease Obligations and other	to 2017	various	12	12	14
Total debt			4,681	4,617	4,627
Current portion of long-term debt			(112)	(112)	(118)
Long-term debt			$4,569	$4,505	$4,509

Unamortized discounts and deferred finance charges				$64	$67
Fair value			$4,296
__________________________

(1)	Interest rate is fixed, except where noted.

(2)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1% floor. The rate is set at the 1% floor as of March 31, 2016.

(3)	Variable interest rate for amounts currently borrowed is determined by adding LIBOR to a base rate of 6.00%.
Current Portion of Long-Term Debt
The current portion of long-term debt as of March 31, 2016, includes the $75 million outstanding under the revolving credit facility as well as principal payments on its senior secured loan, other unsecured borrowings, and capitalized lease obligations that are expected to be paid within 12 months.

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
Fair Value
The fair value of debt has been calculated based on the borrowing rates available as of March 31, 2016, for debt with similar terms and maturities. The fair value of our debt is primarily classified within level 2 in the fair value hierarchy.
Estimated Debt and Interest Payments

(In millions)	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt principal payments	$30	$101	$25	$25	$3,350	$1,150	$4,681
Estimated interest payments	340	380	380	380	390	130	2,000
	$370	$481	$405	$405	$3,740	$1,280	$6,681
Restrictive Covenants
The CERP Notes and CERP Credit Facilities include negative covenants, subject to certain exceptions, and contain customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions in the case of the CERP Credit Facilities).
The CERP Credit Facilities also contain certain customary affirmative covenants and require that we maintain a senior secured leverage ratio of no more than 8.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined.
CERP has pledged a significant portion of its assets as collateral under the notes and facilities. The CERP Notes are co-issued, as well as fully and unconditionally guaranteed, jointly and severally, by CERP LLC and each of its wholly-owned subsidiaries on a senior secured basis. Although CERP’s subsidiaries are allowed to make distributions to CERP LLC, restrictions under CERP’s lending arrangements generally prevent the distribution of cash to CEC; except for certain restricted payments.
Note 8 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated cost of providing such casino promotional allowances is included in casino expense.
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended March 31,
(In millions)	2016	2015
Food and Beverage	$47	$46
Rooms	36	37
Other	4	5
	$87	$88

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended March 31,
(In millions)	2016	2015
Food and Beverage	$28	$27
Rooms	14	14
Other	2	3
	$44	$44
Note 9 — Income Taxes
Income Tax Allocation

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Income/(loss) before income taxes	$(22)	$5
Income tax benefit/(provision)	$6	$(2)
Effective tax rate	27.3%	40.0%
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our consolidated condensed balance sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
The effective tax rate for the three months ended March 31, 2016 differed from the expected US tax rate of 35% primarily due to the projected tax benefit of federal tax credits on the annual projected effective tax rate for 2016. The effective tax rate for the three months ended March 31, 2015 differed from the expected US tax rate of 35% primarily by state taxes and the tax impact of nondeductible expenses.
We believe that it is reasonably possible that the total amount of unrecognized tax benefits as of March 31, 2016 will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that an adequate provision has been made for such matters, there is the possibility that the ultimate resolution of such matters could have an adverse effect on our earnings. Conversely, if these matters are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.
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
The amounts recorded as tax assets, tax liabilities, tax reserves and tax provision reflect CERP’s conclusion that certain challenged transactions identified in Note 1 were negotiated in good faith and the CEC tax consolidated group received fair value for assets transferred. These amounts could change if litigation and potential claims related to the challenged transactions are resolved unfavorably. If that occurs, changes may be necessary to reduce tax assets and increase tax liabilities, tax reserves and the tax provision recorded in CERP’s financial statements. Such changes could be material. Management cannot predict the various potential outcomes of pending litigation and other potential claims, thus cannot estimate the reasonably possible amount or range of effects, if any, to the recorded tax accounts.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10 — Related Party Transactions

	Three Months Ended March 31,
(In millions)	2016	2015
Services Joint Venture
Shared services allocated expenses from CES	$55	$53
CEOC Shared Services Agreement
Shared services allocated expenses from CEOC	7	10
Transactions with CEC
Employee benefits and incentive awards	4	5
Transactions with Sponsors and their affiliates
Reimbursements and expenses allocated to CERP	1	—
Other Related Party Transactions
Lease revenue received	13	23
Service provider fee	1	2
Services Joint Venture
CES provides certain corporate and administrative services to the Members, and the costs of these services are allocated among the Members, which include CEOC.
On January 15, 2015, CEOC, a majority-owned subsidiary of CEC, and certain of CEOC’s United States subsidiaries voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Amounts owed to the Company from CEOC have been paid in full, and, subsequent to January 15, 2015, CEOC continues to make regularly scheduled payments to the Company for expense allocations.
CEOC Shared Services Agreement
Pursuant to a shared services agreement, CEOC provides CEC with certain corporate and administrative services, and the costs of these services are allocated among us and all of CEC’s operating subsidiaries. In May 2014, the Members entered into a services joint venture, CES, and the Omnibus License and Enterprise Services Agreement. Certain of these corporate and administrative services are now provided by CES (see Note 1).
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the “Sponsors”). As of March 31, 2016, Hamlet Holdings beneficially owned the majority of CEC’s common stock.
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
Other Related Party Transactions
Lease Agreements
We lease Octavius Tower at Caesars Palace to CEOC for approximately $35 million per year and gaming space in The LINQ promenade to CGP for approximately $15 million per year pursuant to separate lease agreements that both expire April 2026.
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
Total Rewards Loyalty Program
CEOC’s customer loyalty program, Total Rewards, offers incentives to customers from their spending related to on-property entertainment expenses, including gaming, hotel, dining, and retail shopping at our and CEOC’s resort properties located in the U.S. and Canada. Under the program, customers are able to accumulate, or bank, Reward Credits over time that they may redeem at their discretion under the terms of the program. The Reward Credit balance will be forfeited if the customer does not earn a Reward Credit over the prior six-month period. As a result of the ability of the customer to bank the Reward Credits, CEOC estimates the cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as “breakage”) based upon the cost of historical redemptions. The estimated value of Reward Credits is expensed as the Reward Credits are earned by customers and is included in direct casino expense. The total estimated cost is accrued by CEOC, with the incremental charges related to our casino properties included in due to affiliates, net in the accompanying balance sheets.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Due to Affiliates
Amounts due to affiliates for each counterparty represent the payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among CERP’s affiliated entities. As of March 31, 2016 and December 31, 2015, due to affiliates was $13 million and $21 million, respectively.
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

In this filing, the name “CERP LLC” refers to the parent holding company, Caesars Entertainment Resort Properties, LLC, exclusive of its consolidated subsidiaries, unless otherwise stated or the context otherwise requires. The words “CERP,” “Company,” “we,” “our,” and “us” refer to Caesars Entertainment Resort Properties, LLC, inclusive of its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.
References to numbered “Notes” refer to Notes to our Consolidated Financial Statements included in Item 1.
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment Resort Properties, LLC for the three months ended March 31, 2016 and 2015 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in CERP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 10-K”).
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
Consolidated Operating Results

	Three Months Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2016	2015
Casino revenues	$272	$283	(3.9)%
Net revenues	$528	$528	—%
Income from operations	$78	$106	(26.4)%
Interest expense	$100	$101	1.0%
Net income/(loss)	$(16)	$3	*
Property EBITDA (1)	$164	$169	(3.0)%
Operating margin (2)	14.8%	20.1%	(5.3) pts
___________________

(1)	See the Reconciliation of Non-GAAP Financial Measures discussion later in this MD&A for a reconciliation of Property EBITDA.

(2)	Operating margin is calculated as income from operations divided by net revenues.

*	Not meaningful.
Ongoing Property Renovations

•	We perform ongoing refurbishment and maintenance at our properties to maintain our quality standards, including the following construction projects in process as of March 31, 2016 (in millions):

Property	Project Description	Estimated Remaining Cost	Estimated Completion Date
Paris Las Vegas	Rooms renovation	$39	fourth quarter 2016
Harrah’s Las Vegas	Executive suite remodel	21	second quarter 2016
Flamingo Las Vegas	Elevators modernization	2	second quarter 2017

•
In connection with the property renovation process, the depreciation of certain assets was accelerated due to their removal and replacement. Accelerated depreciation related primarily to the projects at Harrah’s Las Vegas and Flamingo Las Vegas drove an increase in depreciation and amortization expense of $20 million in the first quarter of 2016.

•
For the three months ended March 31, 2016, our capital spending totaled $27 million, net of a decrease in related payables of $18 million. These capital expenditures were primarily related to ongoing property renovations. Estimated total capital expenditures for 2016 are expected to be between $140 million and $165 million, including funds for these projects that are in process.

Net Revenues

•	Expansion of resort fees to all properties in our portfolio and improved hotel yield drove an increase in hotel average cash daily rate to $123 in 2016 compared with $112 in 2015.

•	After adjusting for rooms out of service due to scheduled renovations, overall occupancy increased to 90% from 89%.

•	Slot volumes declined by an aggregate 8%, coupled with minimal impact from hold fluctuations.

•
The Harrah’s Atlantic City Waterfront Conference Center, located adjacent to Harrah’s Atlantic City, was completed in the third quarter 2015 and generated $3 million in food and beverage revenue during the first quarter 2016.

Operating Expenses

•
Operating expenses were flat in 2016 compared to the prior year period other than an increase of $24 million, or 47.1%, in depreciation, amortization, and other due primarily to the property renovations discussed above.

Income Taxes
The effective tax rates for the three months ended March 31, 2016 and 2015 were 27.3% and 40.0%, respectively. See Note 9 for a detailed discussion of income taxes and the effective tax rate.
Liquidity and Capital Resources
Liquidity Discussion and Analysis
As discussed in Note 1, effective January 1, 2016, we implemented the Financial Accounting Standard Board’s Accounting Standard Update No. 2015-02, which amended Topic 810, Consolidations, and under the new guidance, we deconsolidated Caesars Enterprise Services, LLC (“CES”) from our financial statements. Because the cash and cash equivalents held by CES was not available to satisfy CERP’s obligations, the deconsolidation of CES did not have an effect on CERP’s ongoing liquidity or ability to satisfy its obligations.
Our operating activities were stable and yielded operating cash flows of $102 million, which is a slight improvement of $6 million, or 6.3%, compared with the prior year first quarter.
Capital expenditures were $27 million during the period in support of our ongoing property renovations, which was relatively consistent with the prior year first quarter. In addition to acquisitions of property and equipment, we also have commitments related to our long-term debt and revolving credit facility. During the 2016 quarter, we incurred $100 million of interest expense, of which $48 million was paid in cash, and repaid $12 million net on our revolving line of credit ($40 million in revolver draws more than offset by $52 million in payments).
We are highly leveraged and a significant amount of our liquidity needs are for debt service and related interest payments. As of March 31, 2016, we had $4.7 billion face value of indebtedness outstanding including capital lease obligations (see Note 7).
Our estimated annual debt and interest payments are as follows:

(In millions)	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt principal payments	$30	$101	$25	$25	$3,350	$1,150	$4,681
Estimated interest payments	340	380	380	380	390	130	2,000
	$370	$481	$405	$405	$3,740	$1,280	$6,681

We believe that our cash flows from operations are sufficient to cover our planned capital expenditures for ongoing property renovations during the remainder of 2016, as well as remaining 2016 estimated interest and principal payments due on our long-term debt totaling $370 million. However, if needed, our existing cash and cash equivalents of $211 million and availability under our revolving credit facility of $195 million, both as of March 31, 2016, are available to further support CERP’s operations during the next 12 months and the foreseeable future. In addition, restrictions under our lending arrangements generally prevent the distribution of cash to CEC, except for certain restricted payments.
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
Related-Party Transactions
We participate with other CEC subsidiaries in marketing, purchasing, insurance, employee benefit, and other programs that are defined, negotiated and managed on a company-wide basis. The Company believes that participating in these consolidated programs is beneficial in comparison to the cost and terms for similar programs that it could negotiate on a standalone basis. For a more complete description of the nature and extent of these and other transactions with related parties, see Note 10.
Other Obligations and Commitments
As of March 31, 2016, there have been no material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2015 10-K.
Reconciliation of Non-GAAP Financial Measures
Property earnings before interest, taxes, depreciation, and amortization (“EBITDA”) is presented as a supplemental measure of the Company’s performance. Property EBITDA is defined as revenues less property operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax (benefit)/provision, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that the Company does not consider indicative of its ongoing operating performance at an operating property level. In evaluating Property EBITDA you should be aware that, in the future, the Company may incur expenses that are the same or similar to some of the adjustments in this presentation. The presentation of Property EBITDA should not be construed as an inference that future results will be unaffected by unusual or unexpected items.
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
Reconciliation of Property EBITDA

	Three Months Ended March 31,
(In millions)	2016	2015
Net income/(loss)	$(16)	$3
Income tax (benefit)/provision	(6)	2
Interest expense	100	101
Depreciation, amortization, and other	75	51
Corporate expense	11	12
Property EBITDA	$164	$169

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
Further, statements that include words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout this report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, the restructuring of CEOC, and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward- looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

▪	the impact of our substantial indebtedness and the restrictions in our debt agreements;

•
our dependence on CES and its management for services pursuant to the Omnibus License and Enterprise Services Agreement, access to intellectual property rights, the Total Rewards loyalty program, its customer database and other services, rights and information, and our dependence on Caesars Entertainment’s management;

▪	our ability to use CEOC’s customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same-store or hotel sales;

▪	the effects of CEOC’s bankruptcy filing on us and CEC, and the interest of various creditors and other constituents;

▪	the impact of a bankruptcy by other third parties that we depend on;

▪	the effects of competition, including locations of competitors, growth of online gaming, competition for new licenses and operating and market competition;

▪
the effects of local and national economic, credit, and capital market conditions on the economy, in general, and on the gaming industry, in particular, including reductions in consumer discretionary spending due to economic downturns or other factors;

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

▪
the potential difficulties in employee retention and recruitment as a result of our substantial indebtedness, any ongoing weakness in the gaming industry, the restructuring of CEOC or any other factors;

▪	differences in our interests and those of our Sponsors;

▪	damage caused to our brands due to the unauthorized use of our brand names by third parties;

▪	the failure of CES and CEOC to protect the trademarks that are licensed to us;

▪
litigation outcomes, including, but not limited to, the proceedings described under “Bondholder Disputes” in Part II, Item 1, “Legal Proceedings,” threatened litigation by the National Retirement Fund and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions, and fines and taxation;

▪	access to available and reasonable financing on a timely basis, including our ability to refinance our indebtedness on acceptable terms;

▪	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

▪	our exposure to environmental liability, including as a result of unknown environmental contamination;

▪	our ability to recoup costs of capital investments through higher revenues;

▪	access to insurance on reasonable terms for our assets;

▪	the effects of compromises to our information systems or unauthorized access to confidential information or our customers’ personal information;

▪	the effects of environmental and structural building conditions related to our properties;

▪	the effects of deterioration in the success of third parties adjacent to our business; and

•	the other factors set forth under “Risk Factors” in our 2015 10-K.
You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk in 2016. For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2015 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and Executive Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2016. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Controls
There have not been changes in internal controls over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is party to ordinary and routine litigation incidental to our business. See Note 2 for full details of the matters outlined below.
Noteholder Disputes

•	Litigation commenced by Wilmington Savings Fund Society, FSB on August 4, 2014.

•	Litigation commenced by UMB Bank on November 25, 2014.

Other Litigation

•	Judgment related to a Birthday Cash promotional offer by Harrah’s Atlantic City on March 19, 2010.

•	Litigation commenced by Trustees of the National Retirement Fund in January 2015.

Item 1A.	Risk Factors
For risk factors that could cause actual results to differ materially from those anticipated, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

101	The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Member’s Equity, (iv) Consolidated Condensed Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.	X	—	—	—	—

_______________
* Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC.

May 5, 2016	By:	/S/ ERIC HESSION
Eric Hession
Treasurer and Manager