Form 10-Q
period 2016-06-30
Caesars Entertainment Resort Properties, LLC
filed 2016-08-02
CIK 1610979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$191	$150
Receivables, net	68	68
Prepayments and other current assets	27	31
Inventories	10	13
Total current assets	296	262
Property and equipment, net	4,931	4,973
Goodwill	1,402	1,402
Intangible assets other than goodwill	267	292
Deferred charges and other	100	99
Total assets	$6,996	$7,028

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$33	$33
Due to affiliates, net	15	21
Accrued expense and other liabilities	182	124
Interest payable	91	94
Current portion of long-term debt	48	118
Total current liabilities	369	390
Long-term debt	4,501	4,509
Deferred income taxes	1,124	1,167
Deferred credits and other	7	7
Total liabilities	6,001	6,073
Commitments and contingencies (Note 9)
Total member’s equity	995	955
Total liabilities and member’s equity	$6,996	$7,028

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Revenues
Casino	$287	$299	$559	$582
Food and beverage	136	137	270	268
Rooms	144	138	280	268
Other	79	78	152	150
Less: casino promotional allowances	(84)	(86)	(171)	(173)
Net revenues	562	566	1,090	1,095
Operating expenses
Direct
Casino	142	147	282	285
Food and beverage	69	67	131	129
Rooms	39	36	76	69
Property, general, administrative, and other	128	130	253	256
Depreciation, amortization, and other	62	50	137	101
Corporate expense	11	10	22	22
Total operating expenses	451	440	901	862
Income from operations	111	126	189	233
Interest expense	(99)	(98)	(199)	(200)
Income/(loss) before income taxes	12	28	(10)	33
Income tax benefit/(provision)	(4)	(11)	2	(13)
Net income/(loss)	$8	$17	$(8)	$20

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF MEMBER’S EQUITY
(UNAUDITED)

	CERP Member’s Equity
(In millions)	Contributed Capital	Accumulated Deficit	Total CERP Member’s Equity	Noncontrolling Interest	Total Member’s Equity
Balance as of December 31, 2014	$1,932	$(1,093)	$839	$24	$863
Cumulative effect of CES deconsolidation (Note 1)	—	—	—	(24)	(24)
Net income	—	20	20	—	20
Contribution from parent in settlement of taxes	57	—	57	—	57
Share-based compensation and other	4	—	4	—	4
Balance as of June 30, 2015	$1,993	$(1,073)	$920	$—	$920

Balance as of December 31, 2015	$2,042	$(1,087)	$955	$—	$955
Net loss	—	(8)	(8)	—	(8)
Contribution from parent in settlement of taxes	42	—	42	—	42
Share-based compensation and other	6	—	6	—	6
Balance as of June 30, 2016	$2,090	$(1,095)	$995	$—	$995

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2016	2015
Cash flows provided by operating activities	$185	$202
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(59)	(76)
Capital contribution to CES	(1)	(5)
Other	(1)	—
Cash flows used in investing activities	(61)	(81)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facility	65	110
Repayments of long-term debt and revolving credit facility	(148)	(214)
Cash flows used in financing activities	(83)	(104)
Net increase in cash and cash equivalents	41	17
Cash and cash equivalents, beginning of period	150	189
Cash and cash equivalents, end of period	$191	$206

Supplemental cash flow information:
Cash paid for interest	$196	$200
Non-cash investing and financing activities:
Change in accrued capital expenditures	3	9
Contribution from parent in settlement of taxes	42	57

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
CERP LLC is separately organized as a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation (“CEC” and “Caesars”). CERP owns six casino properties: (1) Harrah’s Las Vegas, (2) Rio All-Suites Hotel and Casino (“Rio Las Vegas”), (3) Flamingo Las Vegas, (4) Harrah’s Atlantic City, (5) Paris Las Vegas, and (6) Harrah’s Laughlin. CERP also owns The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas (“Octavius Tower”). Four of the casino properties, together with The LINQ promenade and Octavius Tower, are concentrated in Las Vegas and represented 74% of consolidated net revenues for both the three and six months ended June 30, 2016.
We view each casino property, including The LINQ promenade, as an operating segment and aggregate such properties into one reportable segment.
Basis of Presentation and Consolidation
The accompanying unaudited consolidated condensed financial statements of CERP have been prepared under the rules and regulations of the Securities and Exchange Commission applicable for interim periods, and therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2016 fiscal year.
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
Consolidation of Caesars Enterprise Services, LLC
In 2014, Caesars Entertainment Operating Company, Inc. (“CEOC”), CERP, and Caesars Growth Properties Holdings, LLC (collectively, the “Members”) formed Caesars Enterprise Services, LLC (“CES”), a services joint venture. CES provides certain corporate and administrative services for the Members’ casino properties. CES manages certain assets for the casino properties to which it provides services and it employs certain of the corresponding employees. CES owns, licenses or controls its other assets and uses them to provided services to the Members. Expenses incurred by CES are allocated to the casino properties directly or to the Members according to their allocation percentages, subject to annual review. See Note 10 for additional information on related party transactions.
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
Under the amended guidance, CERP is not considered the primary beneficiary and does not consolidate CES as CERP individually does not have the characteristics of a primary beneficiary and the consideration of which Member is most closely associated with CES are no longer applicable under the amended guidance as none of the Members is considered a single decision maker and power is not shared among the Members. Additionally, substantially all of the activities of CES do not involve and are not conducted on behalf of any single Member. Therefore, we have deconsolidated CES from our consolidated financial statements.
There was no cumulative-effect adjustment recognized in accumulated deficit associated with the deconsolidation of CES, and we removed the previously-reported balance in noncontrolling interest. We recorded an initial equity investment in CES of $43 million. Our equity method investment in CES was $52 million at both June 30, 2016 and December 31, 2015, and is included in deferred charges and other.
Related Party Relationship
As described above, CES provides certain corporate and administrative services for CERP’s casino properties. Subsequent to deconsolidation, transactions with CES are no longer eliminated in consolidation and are treated as related party transactions for CERP. See “Services Joint Venture” in Note 10 for all transactions between us and CES.
Effect of CES Deconsolidation on Previously Reported Financial Information

	As of December 31, 2015
	CERP (As Originally Reported)	Effect of CES Deconsolidation	CERP (As Restated)
(In millions)
Total assets	$7,242	$(214)	$7,028
Total liabilities	6,236	(163)	6,073
Total member’s equity	1,006	(51)	955

	For the Three Months Ended June 30, 2015
	CERP (As Originally Reported)	Effect of CES Deconsolidation	CERP (As Restated)
(In millions)
Net revenues	$566	$—	$566
Net income	18	(1)	17

	For the Six Months Ended June 30, 2015
	CERP (As Originally Reported)	Effect of CES Deconsolidation	CERP (As Restated)
(In millions)
Net revenues	$1,095	$—	$1,095
Net income	21	(1)	20

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	For the Six Months Ended June 30, 2015
	CERP (As Originally Reported)	Effect of CES Deconsolidation	CERP (As Restated)
(In millions)
Cash flows from operating activities	$227	$(25)	$202
Cash flows from investing activities	(87)	6	(81)
Cash flows from financing activities	(94)	(10)	(104)
Net increase in cash and cash equivalents	$46	$(29)	$17
Note 2 — Litigation
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our combined and consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
In connection with a Birthday Cash promotional offer by Harrah’s Atlantic City, on March 19, 2010, the Superior Court of New Jersey entered a summary judgment in favor of a modified class of approximately 79,000 plaintiffs. The summary judgment found that Harrah’s Atlantic City violated the New Jersey Truth in Consumer Contract, Warranty and Notice Act. The penalty is $100 per incident, amounting to a potential exposure of up to $7.9 million. In March 2012, the judge held that the damages class, if any, should be based upon the number of individuals who redeemed certificates, not the number of certificates redeemed (as some plaintiffs had multiple certificates). As a result, the potential exposure under the judge’s ruling was decreased to $5.2 million. After the case was stayed to wait for a pending case in the New Jersey Supreme Court, the court reopened the case in July 2013. The decision in the New Jersey Supreme Court case clarified two aspects of the New Jersey Truth in Consumer Contract, Warranty and Notice Act, which support our contention that the existing judgment against us should be vacated and the case dismissed in our favor. In November 2013, the court denied both parties’ motions for reconsideration. In December 2013, we filed a motion to stay the judgment pending appeal, and in January 2014, the court granted the stay and we filed an appeal. In February 2014, per the court’s stay order, we posted into an escrow account the potential exposure under the judge’s ruling in the amount of $5.2 million plus attorneys’ fees. This amount is included in deferred charges and other in the accompanying balance sheets. No amount has been accrued at this time. The matter is on appeal, has been fully briefed, and was argued in December 2015. We are awaiting a decision. The Company continues to believe that the merits of its legal position are strong and will continue to defend against the lawsuit vigorously.
CEOC Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 issued by CEOC (the “CEOC 10.00% Second-Priority Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit in the Court of Chancery in the State of Delaware against CEC and CEOC, Caesars Growth Partners, LLC (“CGP”), Caesars Acquisition Company (“CAC”), CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CERP believes this lawsuit is without merit and is defending itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC’s bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. Fact discovery in the case is complete, and cross-motions for summary judgment have been filed by the parties. On June 15, 2016, the United States Bankruptcy

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”) granted CEOC’s motion for a temporary stay of this proceeding. The stay will remain in effect until August 29, 2016, unless extended.
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
Report of Bankruptcy Examiner
The Bankruptcy Court previously engaged an examiner to investigate possible claims CEOC might have against CEC and/or other entities and individuals. On March 15, 2016, the examiner released his report, which set forth conclusions on the relative strength of certain claims involved in the CEOC bankruptcy. The examiner calculates an estimated range of potential damages for these potential claims from $716 million to $1.3 billion for CERP, and such calculation does not account for probability of success, likelihood of collection, or the time or cost of litigation.
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
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel the five indirect subsidiaries of CEC, including the subsidiary that owns Harrah’s Atlantic City, which were required to make contributions to the legacy plan of the NRF (the “Five Employers”). The NRF contended that the financial condition of the Five Employers’ controlled group (the “CEC Controlled Group”) and CEOC’s then-potential bankruptcy presented an “actuarial risk” to the plan because, depending on the outcome of any CEOC bankruptcy proceedings, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. As a result, the NRF claimed that the expulsion of the Five Employers constituted a complete withdrawal of the CEC Controlled Group from the plan. CEOC, in its bankruptcy proceedings, has to date not rejected the contribution obligations to the NRF of any of its subsidiary employers. The NRF has advised the CEC Controlled Group (which includes CERP) that the expulsion of the Five Employers has triggered a joint and several withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
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
On March 6, 2015, CEOC commenced an adversary proceeding against the NRF and its Board of Trustees in the Bankruptcy Court for the Northern District of Illinois (the “Adversary Proceeding”). On March 11, 2015, CEOC filed a motion in that Adversary Proceeding to extend the automatic stay in the CEOC bankruptcy proceedings to apply to the NRF’s expulsion of the Five Employers (the “105 Motion”). Judge Goldgar has not yet decided the 105 Motion.
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
If both the 105 Motion and CEC’s appeal of the CEC Action are denied, then CEC could be required to pay to the NRF joint and several withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million, while CEC simultaneously arbitrates whether the NRF and its Board of Trustees had the authority to expel the Five Employers and trigger withdrawal liability for the CEC Controlled Group.
Also, on March 18, 2015, the NRF and its fund manager commenced a collection action in the S.D.N.Y. against CEC, CERP and all non-debtor members of the CEC Controlled Group for the payment of the first quarterly payment of withdrawal liability, which the NRF contended was due on March 15, 2015 (the “NRF Action”). On December 25, 2015, the District Judge denied the

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

defendants’ motion to dismiss the NRF Action on the ground that the arguments raised by the defendants must first be arbitrated under ERISA. On February 26, 2016, the NRF and its fund manager filed a motion for summary judgment against CEC and CERP for payment of the first quarterly payment of withdrawal liability and for interest, liquidated damages, attorneys’ fees and costs. On May 5, 2016, the Magistrate Judge recommended that the NRF Action plaintiffs’ motion for summary judgment be granted on the ground that the further arguments raised by CEC and CERP must first be arbitrated under ERISA. On May 19, 2016, CEC and CERP filed their objections to the Report and Recommendation (the “Objections”). On June 2, 2016, the NRF Action plaintiffs filed their response to the Objections. The District Judge has not yet ruled on the Objections. If the District Judge adopts the Magistrate Judge’s Report and Recommendation, then a judgment could be entered against CEC and CERP for approximately $8 million comprising the first quarterly payment of withdrawal liability referred to above, interest and liquidated damages under ERISA, which amount would be paid or bonded pending an appeal.
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
Revenue Recognition - May 2014 (amended May 2016): Created a new Topic 606, Revenue from Contracts with Customers. The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for United States GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. In addition, interim and annual disclosures will be substantially revised. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We expect to adopt this standard effective January 1, 2018. We are currently assessing the impact the adoption of this standard will have on our financial statements; however, we expect that the accounting for the Total Rewards customer loyalty program and casino promotional allowances will be affected.
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
Financial Instruments-Credit Losses - June 2016: Amended guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of broader range of reasonable and supportable information to inform credit loss estimates. Amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. Amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Note 4 — Property and Equipment

(In millions)	June 30, 2016	December 31, 2015
Land and land improvements	$2,498	$2,498
Buildings and improvements	2,806	2,772
Furniture, fixtures, and equipment	667	640
Construction in progress	30	30
Total property and equipment	6,001	5,940
Less: accumulated depreciation	(1,070)	(967)
Total property and equipment, net	$4,931	$4,973
Depreciation Expense and Capitalized Interest

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Depreciation expense (1)	$44	$35	$103	$71
Capitalized interest	—	2	1	3
____________________

(1)
Primarily in the first quarter of 2016, the depreciation of certain assets was accelerated due to their removal and replacement in connection with property renovations at Harrah’s Las Vegas and Flamingo Las Vegas.

Note 5 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and Other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2015	$255	$1,402	$37
Amortization expense and other	(25)	—	—
Balance as of June 30, 2016	$230	$1,402	$37
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	June 30, 2016				December 31, 2015
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	4.9	$682	$(452)	$230	$682	$(427)	$255
Trademarks				37			37
Total intangible assets other than goodwill				$267			$292

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6 — Commitments and Contingencies
During the six months ended June 30, 2016, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2015.
CEOC and certain of its United States subsidiaries filed an amended plan of reorganization on June 28, 2016 with the United States Bankruptcy Court for the Northern District of Illinois in Chicago that contemplates, among other things, that CEC would give the new entity that will operate CEOC’s properties at the time of CEOC’s emergence from bankruptcy a call right to purchase Harrah’s Atlantic City and Harrah’s Laughlin from CERP. No amounts have been recorded for this contemplated transaction because the transaction is not legally enforceable at this time and is subject to the terms of the CERP Notes and CERP Credit Facility agreements.
Note 7 — Debt

		June 30, 2016			December 31, 2015
(Dollars in millions)	Final Maturity	Rate (1)	Face Value	Book Value	Book Value
CERP Credit Facility
CERP Senior Secured Loan (2)	2020	7.00%	$2,438	$2,395	$2,403
CERP Revolving Credit Facility (3)	2018	variable	15	15	80
CERP Notes
CERP First Lien Notes	2020	8.00%	1,000	992	992
CERP Second Lien Notes	2021	11.00%	1,150	1,139	1,138
Capital lease obligations and other	2016 to 2017	various	8	8	14
Total debt			4,611	4,549	4,627
Current portion of long-term debt			(48)	(48)	(118)
Long-term debt			$4,563	$4,501	$4,509

Unamortized discounts and deferred finance charges				$62	$67
Fair value			$4,504
____________________

(1)	Interest rate is fixed, except where noted.

(2)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1% floor. The rate is set at the 1% floor as of June 30, 2016.

(3)	Variable interest rate for amounts currently borrowed is determined by adding LIBOR to a base rate of 6.00%.
Current Portion of Long-Term Debt
The current portion of long-term debt as of June 30, 2016, includes the $15 million outstanding under the Revolving Credit Facility as well as principal payments on the Senior Secured Loan, other unsecured borrowings, and capital lease obligations that are expected to be paid within 12 months.
Borrowings under the CERP Revolving Credit Facility are subject to separate note agreements executed based on the provisions of the applicable credit facility agreement, and each note has a contractual maturity of less than one year. The applicable credit facility agreement has a contractual maturity of greater than one year, and we have the ability to rollover the outstanding principal balance on a long-term basis; however, we currently intend to repay the principal balance within the following 12 months. Amounts borrowed under the CERP Revolving Credit Facility are intended to satisfy short term liquidity needs and are classified as current.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Fair Value
The fair value of debt has been calculated based on the borrowing rates available as of June 30, 2016, for debt with similar terms and maturities. The fair value of our debt is primarily classified within level 2 in the fair value hierarchy.
Estimated Debt and Interest Payments

(In millions)	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt principal payments	$20	$41	$25	$25	$3,350	$1,150	$4,611
Estimated interest payments	190	380	380	380	380	120	1,830
	$210	$421	$405	$405	$3,730	$1,270	$6,441
Restrictive Covenants
The CERP Notes and CERP Credit Facility include negative covenants, subject to certain exceptions, and contain customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions in the case of the CERP Credit Facilities).
The CERP Credit Facility also contains certain customary affirmative covenants and requires that we maintain a senior secured leverage ratio of no more than 8.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined.
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
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Food and Beverage	$44	$45	$90	$90
Rooms	36	37	73	75
Other	4	4	8	8
	$84	$86	$171	$173
Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Food and Beverage	$26	$26	$55	$53
Rooms	14	14	27	28
Other	3	3	5	6
	$43	$43	$87	$87

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9 — Income Taxes
Income Tax Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Income/(loss) before income taxes	$12	$28	$(10)	$33
Income tax benefit/(provision)	$(4)	$(11)	$2	$(13)
Effective tax rate	33.3%	39.3%	20.0%	39.4%
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our consolidated condensed balance sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
The effective tax rate for the three and six months ended June 30, 2016 differed from the expected US tax rate of 35% primarily due to the projected tax benefit of federal tax credits. The effective tax rate for the three and six months ended June 30, 2015 differed from the expected US tax rate of 35% primarily due to the unfavorable impact of state taxes and nondeductible expenses.
We believe that it is reasonably possible that the total amount of unrecognized tax benefits as of June 30, 2016 will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that an adequate provision has been made for such matters, there is the possibility that the ultimate resolution of such matters could have an adverse effect on our earnings. Conversely, if these matters are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10 — Related Party Transactions

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Services Joint Venture
Shared services allocated expenses from CES	$56	$53	$111	$106
CEOC Shared Services Agreement
Shared services allocated expenses from CEOC	6	8	13	18
Transactions with CEC
Employee benefits and incentive awards	3	4	7	10
Transactions with Sponsors and their affiliates
Reimbursements and expenses allocated to CERP	1	—	2	1
Other Related Party Transactions
Lease revenue received	12	13	25	25
Lease payments	1	2	1	2
Service provider fee	—	1	1	3
World Series of Poker agreements	1	1	1	1
Services Joint Venture
As described in Note 1, CES provides certain corporate and administrative services to CERP and its other Members, and the costs of these services are allocated among the Members. CES serves as an agent on behalf of the Members at a cost-basis. CERP reimburses CES for the services it performs and the costs it incurs.
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
Equity Incentive Awards
CEC maintains an equity incentive awards plan under which CEC may issue time-based and performance-based stock options, restricted stock units and restricted stock awards to CERP employees. Although awards under the plan result in the issuance of shares of CEC, because CERP is a consolidated subsidiary of CEC, the amounts are included in CERP share-based compensation expense as a component of total compensation for CERP employees. During the second quarter 2016, CEC implemented the Account Standards Update No. 2106-09, which amended Topic 718, Compensation - Stock Compensation. CEC applied the amended guidance using a modified retrospective transition method, but there was no material effect on CERP’s financial statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the “Sponsors”). As of June 30, 2016, Hamlet Holdings beneficially owned the majority of CEC’s common stock.
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
LINQ Access and Parking Easement Lease Agreement
Under the LINQ Access and Parking Easement lease agreement, CEOC leases the parking lot behind The LINQ promenade and The LINQ Hotel & Casino to CERP and CGP. Pursuant to the lease agreement, which expires in April 2028, CERP pays approximately $1 million annually, subject to a 3% annual increase.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Due to Affiliates
Amounts due to affiliates for each counterparty represent the payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among CERP’s affiliated entities. As of June 30, 2016 and December 31, 2015, due to affiliates was $15 million and $21 million, respectively.
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
The following discussion and analysis of the financial position and operating results of CERP for the three and six months ended June 30, 2016 and 2015 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in CERP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 10-K”).
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
Consolidated Operating Results

	Three Months Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2016	2015		2016	2015
Casino revenues	$287	$299	(4.0)%	$559	$582	(4.0)%
Net revenues	$562	$566	(0.7)%	$1,090	$1,095	(0.5)%
Income from operations	$111	$126	(11.9)%	$189	$233	(18.9)%
Interest expense	$99	$98	(1.0)%	$199	$200	0.5%
Net income/(loss)	$8	$17	(52.9)%	$(8)	$20	*
Property EBITDA (1)	$184	$186	(1.1)%	$348	$356	(2.2)%
Operating margin (2)	19.8%	22.3%	(2.5) pts	17.3%	21.3%	(4.0) pts
____________________

(1)	See the Reconciliation of Non-GAAP Financial Measures discussion later in this MD&A for a reconciliation of Property EBITDA.

(2)	Operating margin is calculated as income from operations divided by net revenues.

*	Not meaningful.

Ongoing Property Renovations

•	We perform ongoing refurbishment and maintenance at our properties to maintain our quality standards, including the following construction projects in process as of June 30, 2016 (in millions):

Property	Project Description	Estimated Remaining Cost	Estimated Completion Date (1)
Paris Las Vegas	Rooms renovation	$39	fourth quarter 2016
Harrah’s Las Vegas	Executive suite remodel	6	second quarter 2016
Harrah’s Atlantic City	Pool upgrade	3	first quarter 2017
Flamingo Las Vegas	Elevators modernization	2	second quarter 2017
____________________

(1)
Although the majority of assets related to each project will be placed in service by the estimated completion date, we expect to make payments subsequent to the completion date as ancillary work continues to be performed and the project is finalized.

•
In connection with ongoing property renovation projects at primarily Harrah’s Las Vegas, Flamingo Las Vegas, and Paris Las Vegas, the depreciation of certain assets was accelerated due to their removal and replacement. We recognized additional depreciation and amortization expense of $4 million and $24 million for the three and six months ended June 30, 2016, respectively.

•
For the three and six months ended June 30, 2016, our capital spending totaled $32 million and $59 million, respectively. These capital expenditures were primarily related to ongoing property renovations. Estimated total capital expenditures for 2016 are expected to be between $150 million and $165 million, including funds for these projects that are in process.

Net Revenues

•
Expansion of resort fees to all properties in our portfolio during 2015, improved hotel yield, and the opening of the Harrah’s Atlantic City Waterfront Conference Center (the “Atlantic City Conference Center”) in the third quarter of 2015 drove an increase in hotel average cash daily rate to $123 for second quarter of 2016 from $114 in 2015 and increased to $123 for the first half of 2016 from $113 in 2015.

•
CERP rooms revenue was negatively affected by scheduled room renovations at Harrah’s Las Vegas, which resulted in over 10,000 room nights out of service during the second quarter of 2016 and nearly 50,000 room nights during the first half of 2016.

•	Gaming volumes declined an aggregate 4% and 6% during the three and six months ended June 30, 2016.
Operating Expenses

•
Operating expenses were flat in 2016 compared to the prior year periods except for increases of $12 million, or 24.0%, in depreciation, amortization, and other for second quarter of 2016 and $36 million, or 35.6%, for the first half of 2016. The increases were due primarily to the property renovations discussed above, as well as depreciation and amortization expense related to the Atlantic City Conference Center of $2 million during the second quarter of 2016 and $4 million for the first half of 2016.

Income Taxes
The effective tax rates for the three months ended June 30, 2016 and 2015 were 33.3% and 39.3%, respectively, and for the six months ended June 30, 2016 and 2015 were 20.0% and 39.4%, respectively. See Note 9 for a detailed discussion of income taxes and the effective tax rate.
Recent Accounting Pronouncements
See Note 3 for discussions of the adoption and potential impacts of recently issued accounting standards.
Critical Accounting Policies
For information on critical accounting policies, see “Critical Accounting Policies and Estimates” in MD&A of the 2015 10-K. There have been no changes to these policies during the six months ended June 30, 2016.

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
We generated a net loss of $8 million during the six months ended June 30, 2016, which includes the impact of non-cash items such as depreciation, amortization, and other expense of $137 million during the period. Other than accelerated depreciation and amortization expense compared with the prior year (described above), our operating activities were stable and yielded operating cash flows of $185 million, a decrease of $17 million, or 8.4%, compared with the prior year period, which was primarily due to largely offsetting working capital fluctuations.
Capital expenditures were $59 million during the 2016 period in support of our ongoing property renovations, a decrease of $17 million, or 22.4%, compared with the prior year period. In addition to acquisitions of property and equipment, we also have commitments related to our long-term debt and revolving credit facility. In 2016, we incurred $199 million of interest expense, of which $196 million was paid in cash, and repaid $83 million net primarily on our revolving line of credit ($148 million in payments less $65 million in revolver draws).
We are highly leveraged and a significant amount of our liquidity needs are for debt service and related interest payments. As of June 30, 2016, we had $4.6 billion face value of indebtedness outstanding including capital lease obligations (see Note 7).
Our estimated annual debt and interest payments are as follows:

(In millions)	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt principal payments	$20	$41	$25	$25	$3,350	$1,150	$4,611
Estimated interest payments	190	380	380	380	380	120	1,830
	$210	$421	$405	$405	$3,730	$1,270	$6,441
We believe that our cash flows from operations are sufficient to cover our planned capital expenditures for ongoing property renovations during the remainder of 2016, as well as remaining 2016 estimated interest and principal payments due on our long-term debt totaling $210 million. However, if needed, our existing cash and cash equivalents of $191 million and availability under our revolving credit facility of $255 million, both as of June 30, 2016, are available to further support CERP’s operations during the next 12 months and the foreseeable future. In addition, restrictions under our lending arrangements generally prevent the distribution of cash to CEC, except for certain restricted payments.
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
Other Obligations and Commitments
As of June 30, 2016, there have been no material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2015 10-K.

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
Reconciliation of Property EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net income/(loss)	$8	$17	$(8)	$20
Income tax (benefit)/provision	4	11	(2)	13
Interest expense	99	98	199	200
Depreciation, amortization, and other	62	50	137	101
Corporate expense	11	10	22	22
Property EBITDA	$184	$186	$348	$356

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
Our management, with the participation of our President and Treasurer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2016. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our President and Treasurer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Controls
There have not been changes in internal controls over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101
The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Member’s Equity, (iv) Consolidated Condensed Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.
X

_______________
* Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC

August 2, 2016	By:	/S/ ERIC HESSION
Eric Hession
Treasurer and Manager