Form 10-Q
period 2016-09-30
Caesars Entertainment Resort Properties, LLC
filed 2016-11-07
CIK 1610979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$247	$150
Receivables, net	67	68
Prepayments and other current assets	31	31
Inventories	10	13
Total current assets	355	262
Property and equipment, net	4,917	4,973
Goodwill	1,402	1,402
Intangible assets other than goodwill	255	292
Deferred charges and other	102	99
Total assets	$7,031	$7,028

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$40	$33
Due to affiliates, net	26	21
Accrued expense and other liabilities	161	124
Interest payable	143	94
Current portion of long-term debt	30	118
Total current liabilities	400	390
Long-term debt	4,498	4,509
Deferred income taxes	1,099	1,167
Deferred credits and other	6	7
Total liabilities	6,003	6,073
Commitments and contingencies (Note 6)
Total member’s equity	1,028	955
Total liabilities and member’s equity	$7,031	$7,028

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Revenues
Casino	$289	$281	$848	$863
Food and beverage	134	137	404	405
Rooms	147	138	427	406
Other	83	73	235	224
Less: casino promotional allowances	(84)	(87)	(255)	(261)
Net revenues	569	542	1,659	1,637
Operating expenses
Direct
Casino	144	142	426	427
Food and beverage	68	68	199	197
Rooms	42	37	118	106
Property, general, administrative, and other	137	134	390	389
Depreciation, amortization, and other	63	53	200	154
Corporate expense	11	10	33	32
Total operating expenses	465	444	1,366	1,305
Income from operations	104	98	293	332
Interest expense	(98)	(98)	(297)	(299)
Income/(loss) before income taxes	6	—	(4)	33
Income tax benefit/(provision)	—	—	2	(13)
Net income/(loss)	$6	$—	$(2)	$20

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF MEMBER’S EQUITY
(UNAUDITED)

	CERP Member’s Equity
(In millions)	Contributed Capital	Accumulated Deficit	Total CERP Member’s Equity	Noncontrolling Interest	Total Member’s Equity
Balance as of December 31, 2014	$1,932	$(1,093)	$839	$24	$863
Cumulative effect of CES deconsolidation (Note 1)	—	—	—	(24)	(24)
Net income	—	20	20	—	20
Contribution from parent in settlement of taxes	90	—	90	—	90
Share-based compensation and other	8	—	8	—	8
Balance as of September 30, 2015	$2,030	$(1,073)	$957	$—	$957

Balance as of December 31, 2015	$2,042	$(1,087)	$955	$—	$955
Net loss	—	(2)	(2)	—	(2)
Contribution from parent in settlement of taxes	67	—	67	—	67
Share-based compensation and other	8	—	8	—	8
Balance as of September 30, 2016	$2,117	$(1,089)	$1,028	$—	$1,028

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2016	2015
Cash flows provided by operating activities	$299	$269
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(87)	(102)
Capital contribution to CES	(4)	(7)
Other	(3)	(4)
Cash flows used in investing activities	(94)	(113)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facility	65	191
Repayments of long-term debt and revolving credit facility	(173)	(319)
Cash flows used in financing activities	(108)	(128)
Net increase in cash and cash equivalents	97	28
Cash and cash equivalents, beginning of period	150	189
Cash and cash equivalents, end of period	$247	$217

Supplemental cash flow information:
Cash paid for interest	$239	$245
Non-cash investing and financing activities:
Change in accrued capital expenditures	9	9
Contribution from parent in settlement of taxes	67	90

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
CERP LLC is separately organized as a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation (“CEC” and “Caesars”). CERP owns six casino properties: (1) Harrah’s Las Vegas, (2) Rio All-Suites Hotel and Casino (“Rio Las Vegas”), (3) Flamingo Las Vegas, (4) Harrah’s Atlantic City, (5) Paris Las Vegas, and (6) Harrah’s Laughlin. CERP also owns The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas (“Octavius Tower”). Four of the casino properties, together with The LINQ promenade and Octavius Tower, are concentrated in Las Vegas and represented 72% and 73% of consolidated net revenues for the three and nine months ended September 30, 2016, respectively.
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
There was no cumulative-effect adjustment recognized in accumulated deficit associated with the deconsolidation of CES, and we removed the previously-reported balance in noncontrolling interest. We recorded an initial equity investment in CES of $43 million. Our equity method investment in CES was $55 million and $52 million as of September 30, 2016 and December 31, 2015, respectively, and is included in deferred charges and other.
Related Party Relationship
As described above, CES provides certain corporate and administrative services for CERP’s casino properties. Subsequent to deconsolidation, transactions with CES are no longer eliminated in consolidation and are treated as related party transactions for CERP. See “Services Joint Venture” in Note 10 for all transactions between us and CES.
Effect of CES Deconsolidation on Previously Reported Financial Information

	As of December 31, 2015
	CERP (As Originally Reported)	Effect of CES Deconsolidation	CERP (As Restated)
(In millions)
Total assets	$7,242	$(214)	$7,028
Total liabilities	6,236	(163)	6,073
Total member’s equity	1,006	(51)	955

	For the Three Months Ended September 30, 2015
	CERP (As Originally Reported)	Effect of CES Deconsolidation	CERP (As Restated)
(In millions)
Net revenues	$542	$—	$542
Net income	—	—	—

	For the Nine Months Ended September 30, 2015
	CERP (As Originally Reported)	Effect of CES Deconsolidation	CERP (As Restated)
(In millions)
Net revenues	$1,637	$—	$1,637
Net income	20	—	20

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2015
	CERP (As Originally Reported)	Effect of CES Deconsolidation	CERP (As Restated)
(In millions)
Cash flows from operating activities	$341	$(72)	$269
Cash flows from investing activities	(129)	16	(113)
Cash flows from financing activities	(112)	(16)	(128)
Net increase in cash and cash equivalents	$100	$(72)	$28
Note 2 — Litigation
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our combined and consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Birthday Cash Promotional Offer
In connection with a Birthday Cash promotional offer by Harrah’s Atlantic City, on March 19, 2010, the Superior Court of New Jersey entered a summary judgment in favor of a modified class of approximately 79,000 plaintiffs. The summary judgment found that Harrah’s Atlantic City violated the New Jersey Truth in Consumer Contract, Warranty and Notice Act. The penalty is $100 per incident, amounting to a potential exposure of up to $7.9 million. In March 2012, the judge held that the damages class, if any, should be based upon the number of individuals who redeemed certificates, not the number of certificates redeemed (as some plaintiffs had multiple certificates). As a result, the potential exposure under the judge’s ruling was decreased to $5.2 million. After the case was stayed to wait for a pending case in the New Jersey Supreme Court, the court reopened the case in July 2013. The decision in the New Jersey Supreme Court case clarified two aspects of the New Jersey Truth in Consumer Contract, Warranty and Notice Act, which support our contention that the existing judgment against us should be vacated and the case dismissed in our favor. In November 2013, the court denied both parties’ motions for reconsideration. In December 2013, we filed a motion to stay the judgment pending appeal, and in January 2014, the court granted the stay and we filed an appeal. In February 2014, per the court’s stay order, we posted into an escrow account the potential exposure under the judge’s ruling in the amount of $5.2 million plus attorneys’ fees. This amount is included in deferred charges and other in the accompanying balance sheets. No amount has been accrued at this time. On September 9, 2016, by unanimous decision of a three-judge panel, we prevailed on our appeal. On September 15, 2016, plaintiffs filed a letter brief asking the appellate court to reconsider that decision. This request remains pending. The Company continues to believe that the merits of its legal position are strong and will continue to defend against the lawsuit vigorously.
CEOC Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 issued by CEOC (the “CEOC 10.00% Second-Priority Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit in the Court of Chancery in the State of Delaware against CEC and CEOC, Caesars Growth Partners, LLC (“CGP”), Caesars Acquisition Company (“CAC”), CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CERP believes this lawsuit is without merit and is defending itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC’s bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. Fact discovery in the case is complete, and

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

cross-motions for summary judgment have been filed by the parties. On October 5, 2016, the United States Bankruptcy Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”) granted CEOC’s motion for a stay of this proceeding (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan, (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders, or (c) further order of the Bankruptcy Court.
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
Although the claims and demands described above against CERP are not currently being litigated, the Company believes that such claims and demands are without merit and is prepared to defend itself vigorously. The claims against CEOC have been stayed due to the Chapter 11 process, and the actions against CEC also have been stayed. Should the actions against CEC ultimately resume, CERP believes there is a reasonably possible likelihood of an adverse outcome as to CEC. We are not able to reasonably estimate a range of reasonably possible losses should any of the noteholder disputes ultimately be resolved against CEC. Should any of the noteholder disputes ultimately be resolved through litigation outside of the financial restructuring of CEOC, and should a court find in favor of the claimants in any of these noteholder disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Report of Bankruptcy Examiner
The Bankruptcy Court engaged an examiner to investigate possible claims CEOC might have against CEC and/or other entities and individuals. On March 15, 2016, the examiner released his report, which set forth conclusions on the relative strength of certain claims involved in the CEOC bankruptcy. The examiner calculates an estimated range of potential damages for these potential claims from $716 million to $1.3 billion for CERP, and such calculation does not account for probability of success, likelihood of collection, or the time or cost of litigation.
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
If both the 105 Motion and CEC’s appeal of the CEC Action are denied, then CEC could be required to pay to the NRF joint and several withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million each, while CEC simultaneously arbitrates whether the NRF and its Board of Trustees had the authority to expel the Five Employers and trigger withdrawal liability for the CEC Controlled Group.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Also, on March 18, 2015, the NRF and its fund manager commenced a collection action in the S.D.N.Y. against CEC, CERP and all non-debtor members of the CEC Controlled Group for the payment of the first quarterly payment of withdrawal liability, which the NRF contended was due on March 15, 2015 (the “NRF Action”). On December 25, 2015, the District Judge denied the defendants’ motion to dismiss the NRF Action on the ground that the arguments raised by the defendants must first be arbitrated under ERISA. On February 26, 2016, the NRF and its fund manager filed a motion for summary judgment against CEC and CERP for payment of the first quarterly payment of withdrawal liability and for interest, liquidated damages, attorneys’ fees and costs. On May 5, 2016, the Magistrate Judge recommended in his report and recommendation (“Report and Recommendation”) that the NRF Action plaintiffs’ motion for summary judgment be granted on the ground that the further arguments raised by CEC and CERP must first be arbitrated under ERISA. On May 19, 2016, CEC and CERP filed their objections to the Report and Recommendation (the “Objections”). On June 2, 2016, the NRF Action plaintiffs filed their response to the Objections. The District Judge has not yet ruled on the Objections. If the District Judge adopts the Magistrate Judge’s Report and Recommendation, then a judgment could be entered against CEC and CERP for approximately $8 million comprising the first quarterly payment of withdrawal liability referred to above, interest and liquidated damages under ERISA, which amount would be paid or bonded pending an appeal.
We believe our legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously, and will defend vigorously against the claims raised by the NRF in the NRF Action. Since settlement discussions with the NRF are continuing and no material discovery has yet been performed with respect to any of the above actions, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
Note 3 — Recently Issued Accounting Pronouncements
During 2016, we adopted Account Standards Update No. 2015-02, Consolidation: Amendments to the Consolidation Analysis (see Note 1).
The FASB issued the following authoritative guidance amending the FASB Accounting Standards Codification.
New Developments
Statement of Cash Flows - August 2016: Amended guidance addresses eight specific cash flow issues with the objective of reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments should be applied retrospectively to each period presented. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Income Taxes - October 2016: Amended guidance addresses intra-entity transfers of assets other than inventory, which requires the recognition of any related income tax consequences when such transfers occur. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Amendments are effective for fiscal years beginning after December 15, 2017, and interim reporting periods within those years. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our financial statements.
Consolidation - October 2016: Amended consolidation guidance addresses how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments are effective for fiscal years beginning after December 15, 2016, and including interim periods within those fiscal years. During 2016 we adopted ASU No. 2015-2 and are required to apply updated amendments retrospectively to all relevant prior periods beginning with the fiscal year in which amendments in ASU No. 2015-2 were applied. We are currently assessing the impact the adoption of this standard will have on our financial statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Previously Disclosed
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
Leases - February 2016: The new guidance requires lease obligations to be recognized on the balance sheet. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance should be implemented for the earliest period presented using a modified retrospective approach which includes optional practical expedients primarily focused on leases that commenced before the effective date, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Note 4 — Property and Equipment

(In millions)	September 30, 2016	December 31, 2015
Land and land improvements	$2,498	$2,498
Buildings and improvements	2,813	2,772
Furniture, fixtures, and equipment	670	640
Construction in progress	56	30
Total property and equipment	6,037	5,940
Less: accumulated depreciation	(1,120)	(967)
Total property and equipment, net	$4,917	$4,973

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Depreciation Expense and Capitalized Interest

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Depreciation expense (1)	$49	$39	$152	$110
Capitalized interest	—	1	1	4
____________________

(1)
Primarily in the first quarter of 2016, the depreciation of certain assets was accelerated due to their removal and replacement in connection with property renovations at Harrah’s Las Vegas and Flamingo Las Vegas.

Note 5 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and Other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2015	$255	$1,402	$37
Amortization	(37)	—	—
Balance as of September 30, 2016	$218	$1,402	$37
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	September 30, 2016				December 31, 2015
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	4.6	$682	$(464)	$218	$682	$(427)	$255
Trademarks				37			37
Total intangible assets other than goodwill				$255			$292
Note 6 — Commitments and Contingencies
During the nine months ended September 30, 2016, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2015.
CEOC and certain of its United States subsidiaries filed an amended plan of reorganization on October 20, 2016 with the United States Bankruptcy Court for the Northern District of Illinois in Chicago that contemplates, among other things, that CEC would give the new entity that will operate CEOC’s properties at the time of CEOC’s emergence from bankruptcy a call right to purchase Harrah’s Atlantic City and Harrah’s Laughlin from CERP. No amounts have been recorded for this contemplated transaction because the transaction is not legally enforceable at this time and is subject to the terms of the CERP Notes and CERP Credit Facility agreements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7 — Debt

		September 30, 2016			December 31, 2015
(Dollars in millions)	Final Maturity	Rate (1)	Face Value	Book Value	Book Value
CERP Credit Facility
CERP Revolving Credit Facility (2)	2018	variable	$—	$—	$80
CERP Senior Secured Loan (3)	2020	7.00%	2,431	2,391	2,403
CERP Notes
CERP First Lien Notes	2020	8.00%	1,000	993	992
CERP Second Lien Notes	2021	11.00%	1,150	1,139	1,138
Capital lease obligations and other	2016 to 2017	various	5	5	14
Total debt			4,586	4,528	4,627
Current portion of long-term debt			(30)	(30)	(118)
Long-term debt			$4,556	$4,498	$4,509

Unamortized discounts and deferred finance charges				$58	$67
Fair value			$4,721
____________________

(1)	Interest rate is fixed, except where noted.

(2)	Variable interest rate for amounts currently borrowed is determined by adding LIBOR to a base rate of 6.00%.

(3)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1% floor. The rate is set at the 1% floor as of September 30, 2016.

Current Portion of Long-Term Debt
The current portion of long-term debt as of September 30, 2016, includes principal payments on the Senior Secured Loan, other unsecured borrowings, and capital lease obligations that are expected to be paid within 12 months.
Although there is no amount outstanding under the Revolving Credit Facility as of September 30, 2016, borrowings under the CERP Revolving Credit Facility are subject to separate note agreements executed based on the provisions of the applicable credit facility agreement, and each note has a contractual maturity of less than one year. The applicable credit facility agreement has a contractual maturity of greater than one year, and we have the ability to rollover the outstanding principal balance on a long-term basis; however, we generally intend to repay any principal balance outstanding at the end of the quarter within the subsequent 12 month period. Amounts borrowed under the CERP Revolving Credit Facility are intended to satisfy short term liquidity needs and are classified as current.
We believe that our cash and cash equivalents balance, our cash flows from operations, and/or financing available under our revolving credit facility will be sufficient to meet our normal operating requirements, to fund planned capital expenditures, and to fund debt service during the next 12 months and the foreseeable future.
Fair Value
The fair value of debt has been estimated based on the borrowing rates available as of September 30, 2016, for debt with similar terms and maturities. The fair value of our debt is primarily classified within level 2 in the fair value hierarchy.
Estimated Debt Service Payments (1)

(In millions)	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt principal payments	$10	$26	$25	$25	$3,350	$1,150	$4,586
Estimated interest payments	190	380	380	380	340	130	1,800
Total principal and interest	$200	$406	$405	$405	$3,690	$1,280	$6,386

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

____________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facility. Interest payments are estimated based on the forward-looking LIBOR curve. Actual payments may differ from these estimates.

Restrictive Covenants
The CERP Notes and CERP Credit Facility include negative covenants, subject to certain exceptions, and contain customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions in the case of the CERP Credit Facilities).
The CERP Credit Facility also contains certain customary affirmative covenants and requires that we maintain a senior secured leverage ratio of no more than 8.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined in the Credit Facility.
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
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Food and Beverage	$42	$45	$133	$135
Rooms	38	39	110	114
Other	4	3	12	12
	$84	$87	$255	$261
Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Food and Beverage	$27	$27	$81	$80
Rooms	14	15	41	43
Other	3	2	8	8
	$44	$44	$130	$131

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9 — Income Taxes
Income Tax Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Income/(loss) before income taxes	$6	$—	$(4)	$33
Income tax benefit/(provision)	$—	$—	$2	$(13)
Effective tax rate	—%	—%	50.0%	39.4%
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our consolidated condensed balance sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
The effective tax rate for the three and nine months ended September 30, 2016 differed from the expected US tax rate of 35% primarily due to the projected tax benefit of federal tax credits. The effective tax rate for the three and nine months ended September 30, 2015 differed from the expected US tax rate of 35% primarily due to the unfavorable impact of state taxes and nondeductible expenses.
We believe that it is reasonably possible that the total amount of unrecognized tax benefits as of September 30, 2016 will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that an adequate provision has been made for such matters, there is the possibility that the ultimate resolution of such matters could have an adverse effect on our earnings. Conversely, if these matters are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10 — Related Party Transactions

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Services Joint Venture
Shared services allocated expenses from CES	$60	$58	$171	$164
CEOC Shared Services Agreement
Shared services allocated expenses from CEOC	6	8	19	26
Transactions with CEC
Employee benefits and incentive awards	2	4	9	14
Other	2	1	2	1
Transactions with Sponsors and their affiliates
Reimbursements and expenses allocated to CERP	—	1	2	2
Other Related Party Transactions
Lease revenue received	13	13	38	38
Lease payments	—	—	1	2
Service provider fee	2	—	3	3
World Series of Poker agreements	1	1	2	2
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the “Sponsors”). As of September 30, 2016, Hamlet Holdings beneficially owned the majority of CEC’s common stock.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Due to Affiliates
Amounts due to affiliates for each counterparty represent the payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among CERP’s affiliated entities. As of September 30, 2016 and December 31, 2015, due to affiliates was $26 million and $21 million, respectively.
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
The following discussion and analysis of the financial position and operating results of CERP for the three and nine months ended September 30, 2016 and 2015 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in CERP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 10-K”).
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
Consolidated Operating Results

	Three Months Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2016	2015		2016	2015
Casino revenues	$289	$281	2.8%	$848	$863	(1.7)%
Net revenues	$569	$542	5.0%	$1,659	$1,637	1.3%
Income from operations	$104	$98	6.1%	$293	$332	(11.7)%
Interest expense	$98	$98	—%	$297	$299	0.7%
Net income/(loss)	$6	$—	100.0%	$(2)	$20	*
Property EBITDA (1)	$178	$161	10.6%	$526	$518	1.5%
Operating margin (2)	18.3%	18.1%	0.2 pts	17.7%	20.3%	(2.6) pts
____________________

(1)	See the Reconciliation of Non-GAAP Financial Measures discussion later in this MD&A for a reconciliation of Property EBITDA.

(2)	Operating margin is calculated as income from operations divided by net revenues.

*	Not meaningful.

Ongoing Property Renovations

•
We perform ongoing refurbishment and maintenance at our properties to maintain our quality standards. For the three and nine months ended September 30, 2016, our capital spending totaled $28 million and $87 million, respectively. Estimated total capital expenditures for 2016 are expected to be between $150 million and $165 million, including funds for these projects that are in process. Our most significant construction projects that are planned or in process as of September 30, 2016 include the following (in millions):

Property	Project Description	Estimated Remaining Cost	Estimated Completion Date
Paris Las Vegas	Rooms renovation	$33	fourth quarter 2016
Harrah’s Atlantic City	Tower renovation	20	second quarter 2017
Flamingo Las Vegas	Elevators modernization	5	fourth quarter 2017

•
In connection with ongoing property renovation projects primarily at Harrah’s Las Vegas (which was substantially completed as of September 30, 2016), Paris Las Vegas, and Flamingo Las Vegas, the depreciation of certain assets was accelerated due to their removal and replacement. We recognized additional depreciation and amortization expense of $8 million and $32 million for the three and nine months ended September 30, 2016, respectively.

Net Revenues

•
Expansion of resort fees to all properties in our portfolio during 2015, improved hotel yield, and the opening of the Harrah’s Atlantic City Waterfront Conference Center (the “Atlantic City Conference Center”) in the third quarter of 2015 continued to drive an increase in our hotel average cash daily rate to $124 for the third quarter of 2016 from $111 in 2015 and to $123 for the nine months ended September 30, 2016 from $112 in 2015.

•
Rooms revenue was negatively affected by scheduled room renovations at Harrah’s Las Vegas and Paris Las Vegas, which resulted in over 32,000 room nights out of service during the third quarter of 2016 and over 90,000 room nights during the nine months ended September 30, 2016.

•
Casino revenues increased during the third quarter of 2016 primarily due to higher gaming volumes in Nevada, as well as favorable gaming hold. Casino revenues declined for the nine months ended September 30, 2016 due to declines in gaming volumes, primarily in Atlantic City.

•
Other revenues increased $10 million and $11 million during the three and nine months ended September 30, 2016, respectively, driven by increases at Rio Las Vegas, which contributed to higher entertainment revenue.

Operating Expenses

•
Operating expenses were relatively flat in 2016 compared with the prior year periods except for increases of $10 million, or 18.9%, in depreciation, amortization, and other for the third quarter of 2016 and $46 million, or 29.9%, for the nine months ended September 30, 2016. The increases were due primarily to the property renovations discussed above, as well as increased depreciation and amortization expense related to the Atlantic City Conference Center of $4 million for the nine months ended September 30, 2016.

Income Taxes
The effective tax rate for each of the three months ended September 30, 2016 and 2015 was zero, respectively, and for the nine months ended September 30, 2016 and 2015 were 50.0% and 39.4%, respectively. See Note 9 for a detailed discussion of income taxes and the effective tax rate.
Recent Accounting Pronouncements
See Note 3 for discussions of the adoption and potential impacts of recently issued accounting standards.
Critical Accounting Policies
For information on critical accounting policies, see “Critical Accounting Policies and Estimates” in MD&A of the 2015 10-K. There have been no changes to these policies during the nine months ended September 30, 2016.

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
We generated a net loss of $2 million during the nine months ended September 30, 2016, which includes the impact of non-cash items such as depreciation, amortization, and other expense of $200 million during the period and changes in deferred income taxes of $14 million. Other than accelerated depreciation and amortization expense compared with the prior year (described above), our operating activities were stable and yielded operating cash flows of $299 million, an increase of $30 million, or 11.2%, compared with the prior year period. The increase was primarily due to improvement in operating results in 2016, including the increase in net revenues discussed above, the timing of payments for amounts due to affiliates, and largely offsetting working capital fluctuations.
Capital expenditures were $87 million during the 2016 period in support of our ongoing property renovations, a decrease of $15 million, or 14.7%, compared with the prior year period. In addition to acquisitions of property and equipment, we also have commitments related to our long-term debt and, from time to time, our revolving credit facility. In 2016, we incurred $297 million of interest expense, of which $239 million was paid in cash, and repaid $108 million net primarily on our revolving line of credit ($173 million in payments less $65 million in revolver draws).
We are highly leveraged and a significant amount of our liquidity needs are for debt service and related interest payments. As of September 30, 2016, we had $4.6 billion face value of indebtedness outstanding including capital lease obligations (see Note 7).
Estimated Debt Service Payments (1)

(In millions)	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt principal payments	$10	$26	$25	$25	$3,350	$1,150	$4,586
Estimated interest payments	190	380	380	380	340	130	1,800
Total principal and interest	$200	$406	$405	$405	$3,690	$1,280	$6,386
____________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facility. Interest payments are estimated based on the forward-looking LIBOR curve. Actual payments may differ from these estimates.

We believe that our cash flows from operations are sufficient to cover our planned capital expenditures for ongoing property renovations during the remainder of 2016, as well as remaining 2016 estimated interest and principal payments due on our long-term debt totaling $200 million. However, if needed, our existing cash and cash equivalents of $247 million and availability under our revolving credit facility of $270 million, both as of September 30, 2016, are available to further support CERP’s operations during the next 12 months and the foreseeable future. In addition, restrictions under our lending arrangements generally prevent the distribution of cash to CEC, except for certain restricted payments.
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

Other Obligations and Commitments
As of September 30, 2016, there have been no material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2015 10-K.
Reconciliation of Non-GAAP Financial Measures
Property earnings before interest, taxes, depreciation, and amortization (“EBITDA”) is presented as a measure of the Company’s performance. Property EBITDA is defined as revenues less property operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax (benefit)/provision, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that the Company does not consider indicative of its ongoing operating performance at an operating property level. In evaluating Property EBITDA you should be aware that, in the future, the Company may incur expenses that are the same or similar to some of the adjustments in this presentation. The presentation of Property EBITDA should not be construed as an inference that future results will be unaffected by unusual or unexpected items.
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
Reconciliation of Property EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net income/(loss)	$6	$—	$(2)	$20
Income tax (benefit)/provision	—	—	(2)	13
Interest expense	98	98	297	299
Depreciation, amortization, and other	63	53	200	154
Corporate expense	11	10	33	32
Property EBITDA	$178	$161	$526	$518

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
Our management, with the participation of our President and Treasurer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2016. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our President and Treasurer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Controls
There have not been changes in internal controls over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101
The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Member’s Equity, (iv) Consolidated Condensed Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.
X

_______________
* Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC

November 7, 2016	By:	/S/ ERIC HESSION
Eric Hession
Treasurer and Manager