Form 10-K
period 2016-12-31
Caesars Entertainment Resort Properties, LLC
filed 2017-02-15
CIK 1610979

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Annual Period Ended December 31, 2016
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC

PART I

In this filing, the name “CERP LLC” refers to the parent holding company, Caesars Entertainment Resort Properties, LLC, exclusive of its consolidated subsidiaries, unless otherwise stated or the context otherwise requires. The words “CERP,” “Company,” “we,” “our,” and “us” refer to Caesars Entertainment Resort Properties, LLC, inclusive of its consolidated subsidiaries, unless otherwise stated or the context otherwise requires. References to numbered “Notes” refer to Notes to our Consolidated Financial Statements included in Item 8.

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

Caesars Entertainment Resort Properties Holdco, LLC
Caesars Entertainment Resort Properties, LLC
("CERP")
Casino Resort Properties
Other Properties
Flamingo Las Vegas
Harrah's Laughlin
Harrah's Atlantic City
Paris Las Vegas
Harrah's Las Vegas
Rio All-Suites Hotel & Casino
Octavius Tower (1)
(at Caesars Palace Las Vegas)
The LINQ Promenade

____________________

(1)	Octavius Tower is owned by CERP and leased to Caesars Entertainment Operating Company (“CEOC”) (see Note 14).
Business Operations
We view each property as an operating segment and aggregate such properties into one reportable segment. Our business is composed of four distinct, but complementary businesses that reinforce, cross-promote, and build upon each other: casino entertainment, food and beverage, rooms and hotel, and other business operations.

Casino Entertainment Operations
Our casino entertainment operations include revenues from over 7,500 slot machines and nearly 600 table games, as well as other games such as keno, poker, and race and sports books, all of which comprised approximately 44% of our total net revenues in 2016.
Food and Beverage Operations
Our food and beverage operations generate revenues primarily from over 30 buffets, restaurants, bars, nightclubs, and lounges located throughout our casinos, as well as banquets and room service, and represented approximately 21% of our total net revenues in 2016. Many of our properties include several dining options, ranging from upscale dining experiences to moderately-priced restaurants and buffets.
Rooms and Hotel Operations
Rooms and hotel operations revenue comprised approximately 22% of our total net revenues in 2016 and is primarily generated from hotel stays at one of our casino properties and our over 15,500 guest rooms and suites.
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
Formation of Caesars Enterprise Services, LLC and Consolidation as a Variable Interest Entity
In 2014, CERP, CEOC, and a subsidiary of Caesars Growth Partners, LLC (“CGP”) (Caesars Growth Properties Holdings, LLC, or “CGPH”) (collectively, the “Members”) formed Caesars Enterprise Services, LLC (“CES”), a services joint venture. CES provides certain corporate and administrative services for the Members’ casino properties. CES manages certain assets for the casino properties to which it provides services and it employs certain of the corresponding employees. CES owns, licenses or controls its other assets and uses them to provide services to the Members. Expenses incurred by CES are allocated to the casino properties directly or to the Members according to their allocation percentages, subject to annual review. See Note 14 for additional information on related party transactions.
CES functions as a “pass-through” entity that serves as an agent on behalf of the Members at a cost-basis, and is reimbursed by the Members for its services performed and cost incurred. CES is not intended to be a profit-generating business enterprise and designed to have no operating cash flows of its own. Therefore, any net income or loss is generally immaterial and is typically subject to allocation to the Members in the subsequent period.
When CES was formed, we determined that it was a variable interest entity (“VIE”), and we concluded that we were the primary beneficiary. We determined that CERP had a controlling financial interest in CES based on our evaluation of several factors, primarily that CERP was the most closely associated with CES as CES was designed to maintain working capital risk, and CERP assumed the greatest working capital burden through its initial capital contributions.
Effective January 1, 2016, we implemented the Financial Accounting Standard Board’s (the “FASB”) Accounting Standard Update (“ASU”) No. 2015-02, which amended Topic 810, Consolidations. We applied the amended guidance retrospectively for all periods presented in the accompanying financial statements and notes thereto.
Under the amended guidance, CERP is not considered the primary beneficiary and does not consolidate CES as CERP individually does not have the characteristics of a primary beneficiary and the consideration of which Member is most closely associated with CES are no longer applicable under the amended guidance as none of the Members is considered a single decision maker and power is not shared among the Members. Additionally, substantially all of the activities of CES do not involve and are not conducted on behalf of any single Member. Therefore, we have deconsolidated CES from our consolidated financial statements for all periods presented in the accompanying consolidated financial statements and notes thereto (see Note 1).

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
Our casino properties participate in the Total Rewards program along with many other Caesars-affiliated properties. We believe Total Rewards program allows us to capture a growing share of our customers’ entertainment spending and compete more effectively. Members earn Reward Credits at all Caesars-affiliated properties located in the United States and Canada for on-property entertainment expenses, including gaming, hotel, dining, and retail shopping. Additionally, members can earn Reward Credits through the Total Rewards Visa credit card and can redeem Reward Credits with Caesars’ many partners, including Atlantis Paradise Island Resort and Norwegian Cruise Line. Total Rewards members can redeem Reward Credits for amenities or other items such as merchandise, gift cards, and travel. Total Rewards is structured in tiers, each with increasing member benefits and privileges.
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
The expansion of casino entertainment into new markets also presents competitive issues for us that have had a negative impact on our financial results. Atlantic City, in particular, has seen a decline of more than 50% compared with 2006 levels, primarily due to the addition of gaming and room capacity associated with the expansion of gaming in Maryland, New York, and Pennsylvania. This has resulted in several casino closings in recent years, including CEOC’s Showboat Atlantic City casino and four competitor casinos since 2014.
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
Employee Relations
We have approximately 21,000 employees primarily located in Nevada and New Jersey, including those employed by CES. Approximately 12,000 of our employees are covered by collective bargaining agreements. The majority of these employees are covered by the following agreements:

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Las Vegas Culinary Employees	5,000	Culinary Workers Union, Local 226	Various up to July 31, 2018
Atlantic City Food & Beverage and Hotel employees	1,600	UNITE HERE, Local 54	February 29, 2020
Las Vegas Dealers	2,000	Transport Workers Union of America and UAW	Various up to September 30, 2019
Las Vegas Bartenders	850	Bartenders Union, Local 165	Various up to July 31, 2018

ITEM 1A.	Risk Factors
Risks Related to Our Indebtedness

Our substantial indebtedness, and the substantial indebtedness of our affiliates, could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.
We are highly leveraged and had $4.6 billion in debt outstanding as of December 31, 2016. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. Our estimated debt service (including principal and interest) is $458 million for 2017 and $5.8 billion thereafter to maturity. See Note 10 for details of our debt outstanding and related restrictive covenants.

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

•
require that a substantial portion of our cash flow from operations be dedicated to the payment of interest and repayment of our indebtedness, thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly leveraged than certain of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business or the economy;

•	restrict the availability for us to make strategic acquisitions, develop new gaming facilities, introduce new technologies, or exploit business opportunities;

•	affect our ability to renew certain gaming and other licenses;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets; and

•	expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest.

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the CERP Notes and the Senior Secured Credit Facilities (each as defined in Note 10).

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

We may be unable to generate sufficient cash flow from operations, or may be unable to draw under our Senior Secured Credit Facilities or otherwise, in an amount sufficient to fund our liquidity needs. If we are unable to service our debt obligations, we cannot assure that our business will continue in its current state and our creditors’ interests may be adversely affected.

We may incur additional indebtedness, which could adversely affect our ability to pursue certain business opportunities.

We and our subsidiaries may incur additional indebtedness. Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.

For example, as of December 31, 2016, we had $230 million of additional borrowing capacity available under our senior secured revolving credit facility.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Senior Secured Credit Facilities and the indentures governing the CERP Notes contain, and any of our future indebtedness would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries’ ability to, among other things:

•	incur additional debt or issue certain preferred shares;

•	pay dividends on or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

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

Under the Senior Secured Credit Facilities, except during a covenant suspension period as defined under the Senior Secured Credit Facility, we are required to comply on a quarterly basis with a maximum first priority net senior secured leverage ratio of no more than 8.00 to 1.00. This ratio is calculated based on the aggregate principal amount of certain senior first priority secured debt net of the amount of unrestricted cash on hand. In addition, for purposes of determining compliance with such financial maintenance covenant for any fiscal quarter, we may exercise an equity cure by issuing certain permitted securities for cash or otherwise receiving cash contributions to the capital of the Company or any of its direct or indirect parent that will, upon the receipt by the Company of such cash, be included in the calculation of the last twelve month CERP Adjusted EBITDA (as defined in Note 10). The equity cure right may not be exercised in more than three fiscal quarters during any period of four consecutive fiscal quarters. Under the Senior Secured Credit Facilities, we may also be required to meet specified leverage ratios in order to take certain actions, such as incurring certain debt or making certain acquisitions and asset sales. Many factors affect our continuing ability to comply with these covenants, including (a) changes in gaming trips, spend per trip and hotel metrics, which are correlated to a consumer recovery, (b) increases in cost-savings actions, (c) asset sales, (d) additional debt financings, (e) equity financings, (f) delays in investments in new developments, or (g) a combination thereof. Our ability to meet these ratios can be affected by events beyond our control, and there can be no assurance that we will meet these ratios.

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
CEOC, CGPH, and CERP are members of CES, and each relies on CES to provide it and its subsidiaries with intellectual property licenses and property management services, among other services. CEOC, CGPH and CERP are each required to contribute to fund CES’ operating costs as necessary and capital requirements in proportion to their respective ownership interest in CES. The members of CES are required to fund its capital expenditures in agreed portions on an annual basis. The amount each member will be required to fund in future years will be subject to the review and approval of the CES steering committee. CEOC, CGPH and CERP, together, control CES through the CES steering committee, which is comprised of one representative from each of CEOC, CGPH and CERP. Conflicts of interest may arise between Caesars Entertainment’s subsidiaries. Most decisions by CES require the consent of two of the three steering committee members. In the event that our interests do not align with those of CEOC or CGPH, the interests of CEOC or CGPH may be met before ours. In addition, certain decisions by CES may not be made without unanimous consent of the members, including consent by CGPH and CEOC, which we do not control. These actions include any decision with respect to liquidation or dissolution of CES, merger, consolidation or sale of all or substantially all of the assets of CES, usage of CES assets in a manner inconsistent with the purposes of CES, material amendment to CES’ operating agreement, admission of new investors to CES and filing of any bankruptcy or similar action by CES. Thus, CGPH and CEOC may block certain actions by CES that are in our interest.

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
The “Harrah’s” brand remains one of the most recognized casino brands in the world and our operations benefit from the global recognition and reputation generated by our brands. Our business and results of operations may be adversely affected by the management or the enforcement of the “Harrah’s” brand name, or any of our other brands, by third parties outside of our exclusive control. Further, we have the right to use the “Harrah’s” brand name and other global Caesars brand names pursuant to intellectual property licensing agreements with certain of CEOC’s subsidiaries and CES. If we lose the benefit of these intellectual property licensing agreements and the Omnibus Agreement, we will be adversely affected, including as a result of the cost to change the name of the applicable property and by the loss of brand recognition. See “Intellectual Property License Agreements” in Note 14.

Any failure by CEOC to protect the trademarks that we use could have a negative impact on the value of our brand names and adversely affect our business.
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

We are dependent on the expertise of Caesars Entertainment’s and CES’ management and employees. Loss of the services of key personnel from Caesars Entertainment or CES could have a material adverse effect on our business.

The leadership of the members of Caesars Entertainment’s and CES’ management and employees has been a critical element of our success. The advisory and management services provided to our properties depend on the members of Caesars Entertainment’s and CES’ management, who also work with CEOC and CGP LLC. Caesars Entertainment’s and CES’ other executive officers and other members of senior management have substantial experience and expertise in the casino business that we believe will make significant contributions to our growth and success. Additionally, we rely on other Caesars Entertainment’s and CES’ employees and teams to operate our business. For example, CES’ marketing team, which works with all of Caesars Entertainment’s properties, has the responsibility for marketing for our properties. The unexpected loss of services of one or more members of Caesars Entertainment’s or CES’ management and key employees could also adversely affect us. We do not have key man or similar life insurance policies covering members of Caesars Entertainment’s or CES’ management, nor do we have employment agreements with any of Caesars Entertainment’s or CES’ members of management or any other employees.

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

As a result of CEOC’s highly leveraged capital structure and the general decline in its gaming results between 2007 and 2014, on January 15, 2015, CEOC and certain of its U.S. subsidiaries, which does not include CERP (collectively, the “CEOC Debtors”), voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”). Due to the commencement of the Chapter 11 proceedings, the operations and affairs of the CEOC Debtors are subject to the supervision and jurisdiction of the Bankruptcy Court.

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

•
the ability of the CEOC Debtors to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 proceedings and the outcomes of Bankruptcy Court rulings of the proceedings and appeals of such rulings in general;

•	the ability of the CEOC Debtors to comply with and to operate under the cash collateral order and any cash management orders entered by the Bankruptcy Court from time to time;

•	the length of time the CEOC Debtors will operate under the Chapter 11 proceedings and their ability to successfully emerge, including with respect to obtaining any necessary regulatory approvals;

•	the ability of the CEOC Debtors to complete the plan of reorganization and Caesars Entertainment’s role in such plan of reorganization;

•	the likelihood of Caesars Entertainment losing control over the operation of the CEOC Debtors as a result of the restructuring process;

•	risks associated with third party motions, proceedings and litigation in the Chapter 11 proceedings, which may interfere with the plan of reorganization;

•	the ability of the CEOC Debtors to maintain sufficient liquidity throughout the Chapter 11 proceedings;

•
increased costs being incurred by Caesars Entertainment and the CEOC Debtors related to the bankruptcy proceeding, other litigation, and any appeals of any rulings in such proceeding or other litigation;

•
Caesars Entertainment’s and the CEOC Debtors’ ability to manage contracts that are critical to its and our operation, and to obtain and maintain appropriate credit and other terms with customers, suppliers and service providers;

•	Caesars Entertainment’s ability to attract, retain and motivate key employees, including employees for our business;

•	Caesars Entertainment’s ability to fund and execute its and our business plan;

•	whether Caesars Entertainment’s non-Debtor subsidiaries continue to operate their business in the normal course;

•	the disposition or resolution of all pre-petition claims against Caesars Entertainment and the CEOC Debtors; and

•	Caesars Entertainment’s ability to maintain existing customers and vendor relationships and expand sales to new customers.

Any negative impact of the Chapter 11 proceedings on Caesars Entertainment could potentially hinder our operations, as we are dependent on Caesars Entertainment and CES for many of our operations, including the management of our properties. See Note 14.
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
Caesars Entertainment is subject to a number of disputes amongst its and its subsidiaries’ noteholders (the “Noteholders Disputes”), all of which are currently stayed consensually or by order of the Bankruptcy Court, related to various transactions that CEOC has completed since 2010. Plaintiffs in certain of these actions raise allegations of breach of contract, intentional and constructive fraudulent transfer, and breach of fiduciary duty, among other claims. Although one of the disputes has been subject to a consensual stay since CEOC’s filing for Chapter 11, and another dispute is not proceeding with respect to fraud or breach of fiduciary duty claims, should a court find in favor of the plaintiffs on such claims in any of the Noteholder Disputes, the transactions at issue in those lawsuits may be subject to rescission and/or Caesars Entertainment may be required to pay damages to the plaintiffs. In the event of an adverse outcome on one or all of these matters, it is likely that a reorganization of Caesars Entertainment under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at Caesars Entertainment to resolve such matters. As we are dependent on Caesars Entertainment and CES for many of our operations, including the management of our properties, a reorganization of Caesars Entertainment could negatively impact our business and operations.
A number of the Noteholder Disputes also involve claims that Caesars Entertainment is liable for all amounts due and owing on certain notes issued by CEOC, based on allegations that provisions in the governing indentures pursuant to which Caesars Entertainment guaranteed CEOC’s obligations under those notes remain in effect (the “Guarantee Claims”). Adverse rulings on any of the Guarantee Claims or any of the other Noteholder Disputes could negatively affect Caesars Entertainment’s position on such Guarantee Claims in other Noteholder Disputes, or with respect to potential claims by other holders of certain other notes issued by CEOC. If the court in any of these Noteholder Disputes were to find in favor of the plaintiffs on the Guarantee Claims, Caesars Entertainment may become obligated to pay all principal, interest, and other amounts due and owing on the notes at issue. If Caesars Entertainment became obligated to pay amounts owed on CEOC’s indebtedness as a result of the Guarantee Claims, it is likely that a reorganization under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at Caesars Entertainment to resolve such matters.
Given the inherent uncertainties of litigation, Caesars Entertainment has concluded that these matters raise substantial doubt about Caesars Entertainment’s ability to continue as a going concern. In the event of an adverse outcome on such matters, Caesars Entertainment would likely seek reorganization under Chapter 11 of the Bankruptcy Code soon thereafter. A reorganization of Caesars Entertainment under Chapter 11 of the Bankruptcy Code could potentially hinder our operations and adversely affect our business, financial condition and results of operations, as we are dependent on Caesars Entertainment and CES for many of our operations, including the management of our properties. Additionally, if Caesars Entertainment were to reorganize under Chapter 11 of the Bankruptcy Code, its creditors could exercise significant influence over our business.

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

As CEOC has become a debtor in a case under the Bankruptcy Code, creditors of CEOC and its subsidiaries may sue us under federal or state fraudulent transfer law and a court may void the Octavius/Linq Transfer (as defined below). A court might do so if it found that when the Octavius/Linq Transfer occurred, CEOC or its subsidiaries received less than reasonably equivalent value or fair consideration and either:

•	was insolvent or rendered insolvent by reason of such incurrence; or

•	was left with inadequate capital to conduct its business; or

•	believed or reasonably should have believed that it would incur debts beyond its ability to pay.

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

As part of the CERP Financing (as defined in Note 10), Octavius/Linq Holding Co., LLC, which is an indirect subsidiary of CEOC that is not subject to restrictions imposed by covenants governing CEOC’s debt facilities, transferred Octavius/ Linq Intermediate Holding, LLC to Caesars Entertainment, which then contributed Octavius/Linq Intermediate Holding, LLC to Rio Properties, LLC, which is an indirect subsidiary of CERP (the “Octavius/Linq Transfer”). The CERP Financing provided direct and indirect value and benefits to CEOC and its subsidiaries, including the transfer to CEOC of $69.5 million in aggregate principal amount (approximately $52.9 million aggregate market value at the time of transfer) of one or more series of outstanding notes of CEOC (and that was retired by CEOC), $80.7 million in cash and the repayment of $450.0 million in debt associated with these assets. In addition, by facilitating the refinancing of CERP’s debt previously outstanding, the CERP Financing (a) preserves for CEOC and its subsidiaries the payments made under our shared services arrangements; and (b) allows CERP’s casino properties to continue in the Caesars Entertainment corporate family, which has significant value to CEOC and its owned properties, given, among other things, the prominent positions of the CERP casino properties on the Las Vegas Strip, the integrated operations of our casinos, and our participation in the Total Rewards program.

As part of CEOC’s Chapter 11 proceedings, CEOC could attempt to transfer licensed trademarks and copyrighted materials licensed to us to a purchaser and/or seek to reject any related license agreement.

We rely on trademark license agreements with CEOC and its subsidiaries and CES in order to use Caesars Entertainment’s brand names, such as “Harrah’s,” pursuant to the Omnibus Agreement and other intellectual property license agreements. See “Intellectual Property License Agreements” in Note 14. These brand names have global recognition and attract customers to our properties. We would be adversely affected if the trademark license agreements were terminated.

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

In recent years, many casino operators, including us, have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, our largest market, and competition has increased significantly. For example, SLS Las Vegas opened in August 2014 on the northern end of the Strip, and the Genting Group has announced plans to develop a casino and hotel called Resorts World Las Vegas, which is expected to open in 2019 on the northern end of the Strip. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM's The Park and joint venture with AEG, T-Mobile Arena, located between New York-New York and Monte Carlo, opened in April 2016 and includes retail and dining options and a 20,000 seat indoor arena for sporting events and concerts. In addition, in June 2016, MGM announced that the Monte Carlo Resort and Casino will undergo $450 million in non-gaming renovations focused on room, food and beverage and entertainment enhancements and is expected to re-open in late 2018 as two newly branded hotels. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance in certain markets, including Atlantic City.

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
We face the risk of fraud, theft, and cheating.
We face the risk that gaming customers may attempt or commit fraud or theft or cheat in order to increase winnings. Such acts of fraud, theft, or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Additionally, we also face the risk that customers may attempt or commit fraud or theft with respect to our non-gaming offerings or against other customers. Such risks include stolen credit or charge cards or cash, falsified checks, theft of retail inventory and purchased goods, and unpaid or counterfeit receipts. Failure to discover such acts or schemes in a timely manner could result in losses in our gaming operations. Negative publicity related to such acts or schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and cash flows.

Reduction in discretionary consumer spending resulting from a downturn in the national economy, the volatility and disruption of the capital and credit markets, adverse changes in the global economy and other factors could negatively impact our financial performance and our ability to access financing.

Changes in discretionary consumer spending or consumer preferences are driven by factors beyond our control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; increases in payroll taxes; increases in gaming taxes or fees; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. Our business is particularly susceptible to any such changes because our casino properties offer a highly discretionary set of entertainment and leisure activities and amenities. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline if discretionary consumer spending declines, including during economic downturns, during which consumers generally earn less disposable income. Particularly, we have business concentrations in gaming offerings and in Las Vegas, which are especially sensitive to declines in discretionary consumer spending and changes in consumer preferences and may make us more susceptible to such declines or changes. The economic downturn that began in 2008 and adverse conditions in the local, regional, national and global markets negatively affected our business and results of operations and may negatively affect our operations in the future. During periods of economic contraction, our revenues may decrease while most of our costs remain fixed and some costs even increase, resulting in decreased earnings. While economic conditions have improved, our revenues may decrease. For example, while the gaming industry has partially recovered, there are no assurances that the gaming industry will continue to grow as a result of economic downturns or other factors. Any decrease in the gaming industry could adversely affect consumer spending and adversely affect our operations.

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
Although recent trends have indicated a growing shift in customer demand for gambling over non-gaming offerings when visiting Las Vegas, there are no assurances that this trend will continue and that demand for non-gaming offerings will not increase. According to Las Vegas Convention and Visitors Authority, 47% of Las Vegas visitors in 2015 indicated that their primary reason to visit was for vacation or pleasure as opposed to solely for gambling as the main attraction, up from 41% of visitors in 2013, but down from 50% of visitors in 2011. To the extent the demand for non-gaming offerings replaces demand for gambling, our gaming revenues will decrease, which could have an adverse impact on our business and results of operations.

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

We derive a significant amount of revenue from our hosting of and association with the World Series of Poker’s Main Event. Our Rio All-Suites Hotel and Casino also derives substantial increased revenues from hosting the World Series of Poker’s annual poker event for seven weeks each year, which culminates in the World Series of Poker’s Main Event. Our current contract to host the World Series of Poker at the Rio All-Suites Hotel and Casino expires September 1, 2017, unless earlier terminated pursuant to the agreement’s terms, and we cannot assure you that we will be able to renew it on acceptable terms or at all. If we cease to host the World Series of Poker’s Main Event, our business and results of operations could be materially adversely affected as a result of a loss of the profits directly attributable to the event, a loss of any profits indirectly attributable to the event as a result of decreased visitation to the Rio All-Suites Hotel and a decline in visitation and revenues due to the termination of our association with the World Series of Poker brand.

We cannot assure you that we will be able to retain our resident performers and other shows on acceptable terms or at all.

Our properties’ entertainment offerings are only under contract for a limited time. For example, our contracts with Donny & Marie, Legends in Concert, and Chippendales are each set to expire, subject to certain termination and renewal rights, prior to the end of 2017. These and other of our performers draw customers to our properties and are a significant source of our revenue. We cannot assure you that we will be able to retain our resident performers on acceptable terms or at all. Furthermore, our Las Vegas properties are managed by CES, which also manages Caesars Entertainment’s other Las Vegas properties, and our entertainment offerings will be determined by CES and not by us. If we are unable to retain our resident performers or engage replacement performers of comparable popularity on acceptable terms, we may suffer a decline in visitation and a loss of profits.

We are subject to extensive governmental regulation, the enforcement of which could adversely impact our business, financial condition and results of operations.

We are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where we operate have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit the gaming or other licenses of our casino properties, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition and results of operations. For example, revenues and income from operations were negatively impacted during July 2006 in Atlantic City by a three-day government-imposed casino shutdown. Furthermore, in many jurisdictions where we operate, licenses are granted for limited durations and require renewal from time to time. There can be no assurance that continued gaming activity will be approved in any referendum in the future.
From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact the operations of our casino properties. For example, the City Council of Atlantic City passed an ordinance in 2007 requiring that we segregate at least 75% of the casino gaming floor as a nonsmoking area, leaving no more than 25% of the casino gaming floor as a smoking area. This smoking ban has adversely affected revenues and operating results at our Atlantic City properties. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.
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

We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets which could negatively affect our future profits.

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

Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business have resulted in impairment charges during the year ended December 31, 2014. If one or more of such events occurs in the future, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated financial statements.

Acts of terrorism, war, natural disasters, severe weather and political, economic and military conditions may impede our ability to operate or may negatively impact our financial results.

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
Some of our employees are represented by labor unions and, accordingly, we are subject to the risk of work stoppages or other labor disputes from time to time.
We currently have two collective bargaining agreements covering stage production employees in Las Vegas expiring in 2017. In addition, one collective bargaining agreement in Atlantic City expired in 2015, and three others will expire in 2017.
All agreements are subject to automatic extension unless one party gives 30 days’ prior notice of intent to terminate. No such notice has been given. We intend to negotiate renewal agreements for all collective bargaining agreements expiring and are hopeful that we will be able to reach agreements with the respective unions without any work stoppage. Work stoppages and other labor disruptions could have a material adverse impact on our operations. From time to time, we have experienced attempts by labor organizations to organize certain of our non-union employees. These efforts have achieved some success to date. We cannot provide any assurance that we will not experience additional and successful union activity in the future. The impact of this union activity is undetermined and could negatively impact our profits.

Our obligation to contribute to multi-employer pension plans, or discontinuance of such obligations, may have an adverse impact on us.

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
In January 2015, the Trustees of the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel the CEC controlled group (“CEC Group”) from NRF’s Legacy Plan. NRF claims that CEOC’s bankruptcy presents an “actuarial risk” to the Legacy Plan purportedly permitting such expulsion. The CEC affiliates that are included in the NRF Legacy Plan are Caesars Atlantic City, Bally’s Atlantic City, Harrah’s Philadelphia, and the Las Vegas laundry (all of which are not included in CERP’s results), as well as Harrah’s Atlantic City. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million, and has commenced litigation against CEC and CERP seeking payment of this withdrawal liability, which remains ongoing.
The CEC Group disputes NRF’s authority to take such action. Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreement in which the obligation to contribute to NRF exists. CEOC is current with respect to pension contributions. The CEC Group is pursuing several litigation strategies to challenge NRF’s action, and CEC and CERP are vigorously opposing the litigation commenced by NRF. There can be no assurance that our strategies will have a successful outcome, and the CEC Group may become liable for the withdrawal liability, which would have an adverse impact on us.

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

If we cannot attract, retain and motivate employees, we may be unable to compete effectively, and lose the ability to improve and expand our business.
Our success and ability to grow depend, in part, on our ability to hire, retain and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve clients and expand our business, in many locations around the world. We face intense competition for highly qualified, specialized technical, managerial, and consulting personnel. Recruiting, training, retention and benefit costs place significant demands on our resources. Additionally, our substantial indebtedness and CEOC’s Chapter 11 proceedings have made recruiting executives to our business more difficult, which may become even more difficult as the CEOC Chapter 11 proceedings progress. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us.

We are controlled by the Sponsors, whose interests may not be aligned with ours.

Hamlet Holdings, the members of which are comprised of individuals affiliated with each of CEC’s sponsors (“Sponsors”), as of December 31, 2016, controls a majority of Caesars Entertainment’s common stock and controls Caesars Entertainment. As a result, Hamlet Holdings has the power to control us. Moreover, Hamlet Holdings has the ability to vote on any transaction that requires the approval of Caesars Entertainment’s board of directors or the stockholders, including the approval of significant corporate transactions such as mergers and the sale of all or substantially all of our assets. As a result, Hamlet Holdings is in a position to exert a significant influence over both us and Caesars Entertainment, and the direction of our and Caesars Entertainment’s business and results of operations.

The interests of Hamlet Holdings and the Sponsors could conflict with or differ from the interests of our security holders. For example, the concentration of ownership held by Hamlet Holdings and the Sponsors could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which our security holders may otherwise view favorably. Furthermore, the Sponsors also control Caesars Acquisition Company (“CAC”), which owns properties that compete with ours such as Planet Hollywood Resort and Casino, Bally’s Las Vegas Resort and Casino, The LINQ Hotel and The Cromwell, and, as a result, potential or perceived conflicts of interest may arise. Additionally, the Sponsors are in the business of making or advising on investments in companies they hold, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. One or both of the Sponsors may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

So long as Hamlet Holdings continues to control a significant amount of the outstanding shares of Caesars Entertainment’s common stock, Hamlet Holdings will continue to be able to strongly influence or effectively control our decisions.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition to the Noteholder Disputes discussed above, we are also a defendant from time to time in various lawsuits or other legal proceedings relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, Indian tribes, and others in the ordinary course of business. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and, in general, legal proceedings can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition, and results of operations.

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

We assess and monitor the security of collection, storage and transmission of customer information on an ongoing basis. We utilize commercially available software and technologies to monitor, assess and secure our network. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not us. Although we have taken steps designed to safeguard our customers’ confidential personal information and important internal company data, our network and other systems and those of third parties, such as service providers, could be compromised, damaged, or disrupted by a third party breach of our system security or that of a third party provider or as a result of purposeful or accidental actions of third parties, our employees or those employees of a third party, power outages, computer viruses, system failures, natural disasters or other catastrophic events. Our third-party information system service providers face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties’ information security operations. Advances in computer and software capabilities and encryption technology, new tools and other developments may increase the risk of a security breach. As a result of any security breach, customer information or other proprietary data may be accessed or transmitted by or to a third party. Despite these measures, there can be no assurance that we are adequately protecting our information.

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

In certain cases, we do not own the businesses and amenities adjacent to our properties. However, the adjacent third-party businesses and amenities stimulate additional traffic through our complexes, including the casinos, which are our largest generators of revenue. Any decrease in the popularity of, or the number of customers visiting, these adjacent businesses and amenities may lead to a corresponding decrease in the traffic through our complexes, which would negatively affect our business and operating results. Further, if newly opened properties are not as popular as expected, we will not realize the increase in traffic through our properties that we expect as a result of their opening, which would negatively affect our business projections.
PRIVATE SECURITIES LITIGATION REFORM ACT
This Form 10-K contains or may contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “present,” “preserve,” or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout this report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, the restructuring of CEOC, and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
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

•
changes in the extensive governmental regulations to which we are subject, and changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions, disciplines and fines of courts, regulators and governmental bodies;

•	any impairments to goodwill, indefinite-lived intangible assets, or long-lived assets that we may incur;

•
acts of war or terrorist incidents, severe weather conditions, uprisings or natural disasters, including losses therefrom, losses in revenues and damage to property, and the impact of severe weather conditions on our ability to attract customers to certain of our facilities;

•

•	fluctuations in energy prices;

•	work stoppages and other labor problems;

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans;

•	our ability to recover on credit extended to our customers;

•	the potential difficulties in employee retention and recruitment as a result of our substantial indebtedness, the restructuring of CEOC or any other factor;

•	differences in our interests and those of our Sponsors;

•	damage caused to our brands due to the unauthorized use of our brand names by third parties;

•	the failure of Caesars Entertainment to protect the trademarks that are licensed to us;

•
the outcome of currently pending litigation or threatened litigation, including, but not limited to, the proceedings described under “Noteholder Disputes” in Item 3, “Legal Proceedings,” threatened litigation by the NRF and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions, and fines and taxation;

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

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties

As of December 31, 2016, we owned the following casino properties. All amounts are approximations.

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms & Suites
Flamingo Las Vegas	Las Vegas, NV	72,300	1,090	110	3,460
Harrah’s Atlantic City	Atlantic City, NJ	155,200	2,180	180	2,590
Harrah’s Las Vegas	Las Vegas, NV	90,600	1,250	90	2,530
Harrah’s Laughlin	Laughlin, NV	56,000	910	40	1,510
Paris Las Vegas	Las Vegas, NV	95,300	1,020	100	2,920
Rio All-Suites Hotel & Casino	Las Vegas, NV	117,300	1,060	70	2,520

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

ITEM 3.	Legal Proceedings

See Note 2 for full details of the matters outlined below.
Noteholder Disputes

•	Litigation commenced by Wilmington Savings Fund Society, FSB on August 4, 2014.

•	Litigation commenced by UMB Bank on November 25, 2014.

Other Litigation

•	Judgment related to a Birthday Cash promotional offer by Harrah’s Atlantic City on March 19, 2010.

•	Litigation commenced by Trustees of the NRF in January 2015 (“NRF Litigation”)

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
CERP is a wholly owned subsidiary of Caesars Entertainment Resort Properties Holdco, LLC, a wholly owned subsidiary of Caesars Entertainment. Accordingly, there is no established public trading market for our equity interests.
During the years ended December 31, 2016 and 2015, CERP paid no cash dividends to Caesars Entertainment Resort Properties Holdco, LLC. Certain restrictive covenants within the CERP’s debt facilities impose limitations on the payment of dividends to Caesars Entertainment Resort Properties Holdco, LLC.
There was one shareholder of record as of February 1, 2017.

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
References to numbered “Notes” refer to Notes to our Consolidated Financial Statements included in Item 8. For ease of reference, the accompanying financial statements are referred to as consolidated financial statements to reflect the change in basis of presentation that corresponds with and results from CERP LLC’s formation in August 2013 (see Note 1).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited consolidated financial statements and the notes thereto and other financial information included elsewhere in this report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
Analysis of Key Drivers of Consolidated Operating Results
The following represents the discussion and analysis of the results of operations and key metrics focusing on the key drivers of year over year performance.

	Years Ended December 31,			Change %
(Dollars in millions)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Casino revenues	$1,126	$1,130	$1,098	(0.4)%	2.9%
Rooms revenue	562	537	495	4.7%	8.5%
Other revenue	325	307	316	5.9%	(2.8)%
Net revenues	2,195	2,154	2,065	1.9%	4.3%
Impairment of goodwill	—	—	289	—%	100.0%
Total operating expenses	1,806	1,744	2,109	(3.6)%	17.3%
Income/(loss) from operations	389	410	(44)	(5.1)%	*
Net income/(loss)	(86)	6	(405)	*	*
Operating margin (1)	17.7%	19.0%	(2.1)%	(1.3) pts	21.1 pts
Property EBITDA (2)	$697	$672	$519	3.7%	29.5%
___________________

(1)	Calculated as income from operations divided by net revenues.

(2)	See the “Reconciliation of Non-GAAP Financial Measures” section below.

*	Not meaningful.

Ongoing Property Renovations

•
We perform ongoing refurbishment and maintenance at our properties to maintain our quality standards. During 2016, our capital spending totaled $127 million compared with $129 million during 2015. Our most significant construction projects that are planned or in process as of December 31, 2016, include the following (in millions):

Property	Project Description	Estimated Remaining Cost	Estimated Completion Date (1)
Flamingo Las Vegas	Tower renovation	$24	first quarter 2018
Harrah’s Atlantic City	Tower renovation	15	second quarter 2017
Paris Las Vegas	Rooms renovation	9	fourth quarter 2016
Flamingo Las Vegas	Meeting rooms remodel	6	second quarter 2017
Flamingo Las Vegas	Elevators modernization	5	fourth quarter 2017
____________________

(1)
Although the majority of assets related to each project will be placed in service by the estimated completion date, we expect to make payments subsequent to the completion date as ancillary work continues to be performed and the project is finalized.

•
In connection with ongoing property renovation projects primarily at Harrah’s Las Vegas (which was substantially completed as of December 31, 2016), Paris Las Vegas, and Flamingo Las Vegas, the depreciation of certain assets was accelerated due to their removal and replacement. We recognized additional depreciation and amortization expense of $36 million during 2016 compared with $6 million during 2015.

Net Revenues

•
Net revenues increased $41 million, or 1.9%, in 2016 compared with 2015 primarily due to improvements in rooms revenue and other revenues. Net revenues increased $89 million, or 4.3%, in 2015 compared with 2014, primarily due to higher casino revenue and rooms revenue.

•
Rooms revenue increased $25 million in 2016 and $42 million in 2015. The expansion of resort fees to all properties in our portfolio during 2015, improved hotel yield, and the opening of the Harrah’s Atlantic City Waterfront Conference Center (the “Atlantic City Conference Center”) in the third quarter of 2015 drove an increase in our hotel average cash daily rate from $102 for 2014 to $114 in 2015 and $124 in 2016.

•
Scheduled room renovations caused a reduction of approximately 2% of room nights available during 2016 compared with 2015, primarily at Paris Las Vegas and Harrah’s Las Vegas, which partially offset the 2016 increase in rooms revenue.

•
Casino revenues increased $32 million in 2015 compared with 2014 due to a reduction in costs related to variable marketing programs, such as REEL REWARDS, discounts, and free play, that are treated as a reduction in revenue.

•
Other revenues increased $18 million in 2016 compared with 2015 primarily due to new performers and additional scheduled performances at the Rio Las Vegas, which contributed to higher entertainment revenue in 2016.

Operating Expenses

•
Operating expenses increased $62 million, or 3.6%, in 2016 primarily due to an increase in room direct expenses attributable to the increase in room revenues and an increase in depreciation, amortization, and other attributable to the property renovations discussed above, as well as increased depreciation and amortization expense related to the Atlantic City Conference Center.

•
Operating expenses decreased $365 million, or 17.3%, in 2015 compared with 2014. The decrease was primarily because there were no impairment charges during 2015 compared with $289 million during 2014. Company-wide cost savings initiatives implemented in the fourth quarter of 2014 also contributed to the reduction in operating expenses.

Other Factors Affecting Net Income

	Years Ended December 31,			Fav/(Unfav) Change %
(Dollars in millions)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Interest expense	$396	$399	$389	0.8%	(2.6)%
Restructuring and support expenses	131	—	—	(100.0)%	—%
Income tax benefit/(provision)	52	(5)	28	*	*
___________________

*	Not meaningful.
Interest Expense
Interest expense decreased slightly in 2016 compared with 2015, while there was a $10 million increase in 2015 compared with 2014. The increase in 2015 was primarily due to the reduction in the amount of interest capitalized due to the completion of The LINQ promenade in the first quarter of 2014 and the Atlantic City Conference Center in the third quarter of 2015.
Restructuring and Support Expenses
As described in Note 8, we believe it is probable that certain obligations described in CEOC’s plan of reorganization will ultimately be settled by CEC, CERP’s parent company. The plan of reorganization provides PropCo with a call right for up to five years to purchase the real property assets associated with Harrah’s Atlantic City and Harrah’s Laughlin from CERP. Therefore, we have accrued $131 million related to this item during the year ended December 31, 2016. Our accrual represents the estimated fair value of the call right, and this estimate is subject to change.
Income Tax Benefit/(Provision)
The effective tax rate was 37.7% for 2016, 45.5% for 2015, and 6.5% for 2014. See Note 13 for a detailed discussion of income taxes and the effective tax rate.
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
Our cash and cash equivalents totaled $168 million as of December 31, 2016. We generated a net loss of $86 million during 2016, which includes $279 million of non-cash items such as depreciation and amortization and the $131 million accrual for restructuring and support expenses described above. Our operating activities were relatively stable and yielded operating cash flows of $227 million, a decrease of $14 million, or 5.8%, compared with the prior year period. The decrease was primarily due to the timing of interest payments, partially offset by the increase in net revenues discussed above.
Capital expenditures were $127 million during the 2016 period in support of our ongoing property renovations, a decrease of $2 million, or 1.6%, compared with the prior year period. Our projected capital expenditures for 2017 are estimated to be $180 million to $230 million. We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our existing properties to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities, while cash used for development projects is typically funded from established debt programs, specific project financing, and additional debt offerings.
In addition to acquisitions of property and equipment, we also have commitments related to our long-term debt and, from time to time, our revolving credit facility. In 2016, we paid $426 million in interest, of which $396 million was incurred during 2016, and repaid $76 million, net, primarily on our revolving credit facility ($181 million in payments less $105 million in revolver draws).
We are highly leveraged and a significant amount of our liquidity needs are for debt service. As of December 31, 2016, we had $4.6 billion face value of indebtedness outstanding including capital lease indebtedness. See Note 10 for additional information relating to our indebtedness and related restrictive covenants.

Annual Estimated Debt Service Requirements

	Years ended December 31,
(In millions)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt, face value	$68	$25	$25	$3,350	$1,150	$—	$4,618
Estimated interest payments	390	390	400	360	130	—	1,670
Total principal and interest	$458	$415	$425	$3,710	$1,280	$—	$6,288
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
Related-Party Transactions
We participate with other CEC subsidiaries in marketing, purchasing, insurance, employee benefit, and other programs that are defined, negotiated and managed on a company-wide basis. The Company believes that participating in these consolidated programs is beneficial in comparison to the cost and terms for similar programs that it could negotiate on a standalone basis. For a more complete description of the nature and extent of these and other transactions with related parties, see Note 14.
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

Reconciliation of Property EBITDA

	Years Ended December 31,
(In millions)	2016	2015	2014
Net income/(loss)	$(86)	$6	$(405)
Income tax (benefit)/provision	(52)	5	(28)
Restructuring and support expenses	131	—	—
Interest expense	396	399	389
Depreciation and amortization and other	265	214	214
Impairment of goodwill	—	—	289
Corporate expense and other	43	48	60
Property EBITDA	$697	$672	$519
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
As of December 31, 2016, we had approximately $1.4 billion in goodwill and $37 million of other non-amortizing intangible assets. As of December 31, 2016, all reporting units with goodwill and/or other non-amortizing intangible assets have estimated fair values that exceed their carrying values. See Note 6 for additional information.
Allowance for Doubtful Accounts-Gaming
We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company’s receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts. As of December 31, 2016, a 5% increase or decrease to the allowance determined based on a percentage of aged receivables would change the reserve by approximately $3 million.
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
Contractual Obligations and Commitments
The table below summarizes CERP’s contractual obligations and other commitments through their respective maturity or ending dates as of December 31, 2016.

	Payments due by Period (1)
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, face value	$4,618	$68	$50	$4,500	$—
Estimated interest payments (2)	1,670	390	790	490	—
Purchase order obligations	339	201	103	23	12
Construction commitments	39	39	—	—	—
Entertainment obligations (3)	1	1	—	—	—
Total contractual obligations	$6,667	$699	$943	$5,013	$12
____________________

(1)
In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

(2)	Estimated interest for variable-rate debt included in this table is based on the 1-month and 3-month LIBOR curve available as of December 31, 2016.

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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. As of December 31, 2016, the face value of long term debt was $4.6 billion, including $2.5 billion of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would not have a material impact on interest expense, while a hypothetical 1% increase in interest rates would increase interest expense approximately $25 million.
Historically, we have attempted to limit our exposure to interest rate risk by using interest rate caps to mitigate interest rate risk associated with our variable rate debt instruments, but we did not have any active swaps or caps as of December 31, 2016. We did not purchase or hold any derivative financial instruments for trading purposes. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
Caesars Entertainment Resort Properties, LLC
We have audited the accompanying consolidated balance sheets of Caesars Entertainment Resort Properties, LLC and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, member’s equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Caesars Entertainment Resort Properties, LLC and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, management identified factors that they believe mitigate the Company’s exposure to litigation related to certain transactions with affiliates and to the potential effects of liquidity and other uncertainties of certain affiliates, including the Company’s indirect parent, Caesars Entertainment Corporation.
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 14, 2017

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions)	2016	2015
Assets
Current assets
Cash and cash equivalents	$168	$150
Receivables, net	79	68
Prepayments and other current assets	35	31
Inventories	13	13
Total current assets	295	262
Property and equipment, net	4,905	4,973
Goodwill	1,402	1,402
Intangible assets other than goodwill	242	292
Deferred charges and other assets	97	99
Total assets	$6,941	$7,028

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$37	$33
Due to affiliates, net	21	21
Accrued expense and other current liabilities	136	124
Accrued restructuring and support expenses	131	—
Interest payable	53	94
Current portion of long-term debt	68	118
Total current liabilities	446	390
Long-term debt	4,495	4,509
Deferred income taxes	1,040	1,167
Deferred credits and other liabilities	5	7
Total liabilities	5,986	6,073
Commitments and contingencies (Note 2)
Member’s equity
Contributed capital	2,128	2,042
Accumulated deficit	(1,173)	(1,087)
Total member’s equity	955	955
Total liabilities and member’s equity	$6,941	$7,028

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions)	2016	2015	2014
Revenues
Casino	$1,126	$1,130	$1,098
Food and beverage	524	528	519
Rooms	562	537	495
Other	325	307	316
Less: casino promotional allowances	(342)	(348)	(363)
Net revenues	2,195	2,154	2,065
Operating expenses
Direct
Casino	567	568	610
Food and beverage	262	261	267
Rooms	156	140	137
Property, general, administrative, and other	513	513	532
Depreciation and amortization and other	265	214	214
Impairment of goodwill	—	—	289
Corporate expense and other	43	48	60
Total operating expenses	1,806	1,744	2,109
Income/(loss) from operations	389	410	(44)
Interest expense	(396)	(399)	(389)
Restructuring and support expenses	(131)	—	—
Income/(loss) before income taxes	(138)	11	(433)
Income tax benefit/(provision)	52	(5)	28
Net income/(loss)	$(86)	$6	$(405)

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(In millions)	Contributed Capital	Accumulated Deficit	Total Member’s Equity
Balance as of December 31, 2013	$1,841	$(688)	$1,153
Net loss	—	(405)	(405)
Contribution from parent in settlement of taxes	4	—	4
Contribution of Atlantic City Conference Center entities	82	—	82
Share-based compensation and other	5	—	5
Balance as of December 31, 2014	1,932	(1,093)	839
Net income	—	6	6
Contribution from parent in settlement of taxes	99	—	99
Share-based compensation and other	11	—	11
Balance as of December 31, 2015	2,042	(1,087)	955
Net loss	—	(86)	(86)
Contribution from parent in settlement of taxes	76	—	76
Share-based compensation and other	10	—	10
Balance as of December 31, 2016	$2,128	$(1,173)	$955

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2016	2015	2014
Cash flows from operating activities
Net income/(loss)	$(86)	$6	$(405)
Adjustments to reconcile net income/(loss) to cash flows from operating activities:
Depreciation and amortization	258	210	201
Provision for doubtful accounts	7	8	12
Amortization of deferred finance costs and debt discount	12	11	10
Impairment of intangible and tangible assets	—	—	289
Other non-cash items	2	—	—
Deferred income taxes	(50)	4	(11)
Net changes in:
Receivables	(18)	(16)	(12)
Due to/due from affiliates, net	—	—	(15)
Inventories, prepayments and other current assets	—	22	7
Accounts payable	(3)	(5)	(8)
Interest payable	(41)	(4)	12
Accrued expenses	12	(6)	10
Restructuring accruals	131	—	—
Deferred credits and other	—	—	(17)
Other	3	11	8
Cash flows provided by operating activities	227	241	81
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(127)	(129)	(169)
Contributions to Caesars Entertainment Services	(6)	(9)	(43)
CRDA investment obligation deposits, net	—	(4)	4
Cash flows used in investing activities	(133)	(142)	(208)
Cash flows from financing activities
Payments of debt issuance and extension fees	—	—	(7)
Repayments of long-term debt and revolving credit facility	(181)	(368)	(153)
Proceeds from long-term debt and revolving credit facility	105	230	295
Cash flows provided by/(used in) financing activities	(76)	(138)	135
Net increase/(decrease) in cash and cash equivalents	18	(39)	8
Cash and cash equivalents, beginning of period	150	189	181
Cash and cash equivalents, end of period	$168	$150	$189

Supplemental cash flow information:
Cash paid for interest	$426	$396	$378
Cash refunded for income taxes	(1)	—	(1)
Non-cash investing and financing activities:
Change in accrued capital expenditures	7	(2)	(24)
Assets acquired through financing activities and capital leases	—	—	14
Contribution of Atlantic City Conference Center entities	—	—	82
Contribution from parent in settlement of taxes	76	99	4

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
CERP LLC is separately organized as a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation (“CEC” and “Caesars”). CERP owns six casino properties: (1) Harrah’s Las Vegas, (2) Rio All-Suites Hotel and Casino (“Rio Las Vegas”), (3) Flamingo Las Vegas, (4) Harrah’s Atlantic City, (5) Paris Las Vegas, and (6) Harrah’s Laughlin. CERP also owns The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas (“Octavius Tower”). Four of the casino properties, together with The LINQ promenade and Octavius Tower, are concentrated in Las Vegas and represented 74% and 73% of consolidated net revenues for the years ended December 31, 2016 and 2015, respectively.
We view each casino property, including The LINQ promenade, as an operating segment and aggregate such properties into one reportable segment.
Basis of Presentation and Use of Estimates
CERP LLC was formed in August 2013, in anticipation of the CERP Financing (as defined and described in Note 10). In May 2014, the six casino properties described above, together with the entity that owned The LINQ promenade and Octavius Tower, were contributed by CEC to CERP (the “CERP LLC Merger”). Because CERP LLC and the entities involved in the CERP LLC Merger were commonly controlled by CEC, the CERP LLC Merger was accounted for as a merger of entities under common control. Accordingly, the accompanying financial statements of CERP and each of its subsidiaries for all dates and periods subsequent to CERP LLC’s formation are presented on a consolidated basis as if the CERP LLC Merger had occurred at the date of CERP LLC’s formation.
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual amounts could differ from those estimates.
For the years ended December 31, 2015 and 2014, $10 million and $9 million, respectively, was reclassified from food and beverage revenues to other revenue. Certain other immaterial prior year amounts have also been reclassified to conform to the current year’s presentation.
As described in Note 10, CERP registered the CERP Notes (as defined in Note 10) that were originally issued in connection with the CERP Financing, pursuant to a registration statement on Form S-4, which was declared effective on February 10, 2015.
Our transactions with CEC and its other subsidiaries and affiliated entities have been identified as transactions between related parties and are disclosed in Note 14.
Consolidation of Caesars Enterprise Services, LLC
In 2014, Caesars Entertainment Operating Company, Inc. (“CEOC”), CERP, and Caesars Growth Properties Holdings, LLC (“CGPH”) (collectively, the “Members”) formed Caesars Enterprise Services, LLC (“CES”), a services joint venture. CES provides certain corporate and administrative services for the Members’ casino properties. CES manages certain assets for the casino properties to which it provides services and it employs certain of the corresponding employees. CES owns, licenses or controls its other assets and uses them to provided services to the Members. Expenses incurred by CES are allocated to the casino properties directly or to the Members according to their allocation percentages, subject to annual review. See Note 14 for additional information on related party transactions.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Under the amended guidance, CERP is not considered the primary beneficiary and does not consolidate CES as CERP individually does not have the characteristics of a primary beneficiary and the consideration of which Member is most closely associated with CES are no longer applicable under the amended guidance as none of the Members is considered a single decision maker and power is not shared among the Members. Additionally, substantially all of the activities of CES do not involve and are not conducted on behalf of any single Member. Therefore, we have deconsolidated CES from our consolidated financial statements for all periods presented in the consolidated financial statements and these related notes.
There was no cumulative-effect adjustment recognized in accumulated deficit associated with the deconsolidation of CES, and we removed the previously-reported balance in noncontrolling interest. We recorded an initial equity investment in CES of $43 million. Our equity method investment in CES was $56 million and $52 million as of December 31, 2016 and 2015, respectively, and is included in deferred charges and other.
Related Party Relationship
As described above, CES provides certain corporate and administrative services for CERP’s casino properties. Subsequent to deconsolidation, transactions with CES are no longer eliminated in consolidation and are treated as related party transactions for CERP. See “Services Joint Venture” in Note 14 for all transactions between us and CES.
Effect of CES Deconsolidation on Previously Reported Financial Information

	As of December 31, 2015
	CERP (As Originally Reported)	Effect of CES Deconsolidation	CERP (As Restated)
(In millions)
Total assets	$7,242	$(214)	$7,028
Total liabilities	6,236	(163)	6,073
Total member’s equity	1,006	(51)	955

	For the Year Ended December 31, 2015
	CERP (As Originally Reported)	Effect of CES Deconsolidation	CERP (As Restated)
(In millions)
Net revenues	$2,154	$—	$2,154
Net income	7	(1)	6

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2014
	CERP (As Originally Reported)	Effect of CES Deconsolidation	CERP (As Restated)
(In millions)
Net revenues	$2,065	$—	$2,065
Net loss	(405)	—	(405)

	For the Year Ended December 31, 2015
	CERP (As Originally Reported)	Effect of CES Deconsolidation	CERP (As Restated)
(In millions)
Cash flows from operating activities	$332	$(91)	$241
Cash flows from investing activities	(171)	29	(142)
Cash flows from financing activities	(112)	(26)	(138)
Net increase/(decrease) in cash and cash equivalents	$49	$(88)	$(39)

	For the Year Ended December 31, 2014
	CERP (As Originally Reported)	Effect of CES Deconsolidation	CERP (As Restated)
(In millions)
Cash flows from operating activities	$89	$(8)	$81
Cash flows from investing activities	(171)	(37)	(208)
Cash flows from financing activities	159	(24)	135
Net increase in cash and cash equivalents	$77	$(69)	$8
Note 2 — Litigation
Litigation
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
In connection with a Birthday Cash promotional offer by Harrah’s Atlantic City, on March 19, 2010, the Superior Court of New Jersey entered a summary judgment in favor of a modified class of approximately 79,000 plaintiffs. The summary judgment found that Harrah’s Atlantic City violated the New Jersey Truth in Consumer Contract, Warranty and Notice Act. The penalty is $100 per incident, amounting to a potential exposure of up to $7.9 million. In March 2012, the judge held that the damages class, if any, should be based upon the number of individuals who redeemed certificates, not the number of certificates redeemed (as some plaintiffs had multiple certificates). As a result, the potential exposure under the judge’s ruling was decreased to $5.2 million. After the case was stayed to wait for a pending case in the New Jersey Supreme Court, the court reopened the case in July 2013. The decision in the New Jersey Supreme Court case clarified two aspects of the New Jersey Truth in Consumer Contract, Warranty and Notice Act, which support our contention that the existing judgment against us should be vacated and the case dismissed in our favor. In November 2013, the court denied both parties’ motions for reconsideration. In December 2013, we filed a motion to stay the judgment pending appeal, and in January, the court granted the stay and we filed an appeal. In February 2014, per the court’s stay order, we posted into an escrow account the potential exposure under the judge’s ruling in the amount of $5.2 million plus attorneys’ fees. This amount is included in prepayments and other current assets in the accompanying balance sheet as of December 31, 2016. No amount has been accrued. The appeal was argued in December 2015, and we prevailed on that appeal on September 9, 2016. Plaintiffs thereafter filed a letter brief with the appellate court seeking reconsideration of the appellate decision, which request was denied. Plaintiffs filed a petition for certification with the Supreme Court of New Jersey on January 3, 2017, and we opposed that petition on January 18, 2017. The petition for certification remains pending. On January 12, 2017, the trial court entered an order authorizing the return of our escrowed funds in light of the appellate court’s decision on the merits in our favor.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CEOC Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 issued by CEOC (the “CEOC 10.00% Second-Priority Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP, Caesars Acquisition Company (“CAC”), CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CERP believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC’s bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. Fact discovery in the case is complete, and cross-motions for summary judgment have been filed by the parties. On January 26, 2017, the Bankruptcy Court entered an agreed order staying this proceeding (and others). The stay will remain in effect until the earlier of (a) the effective date of the CEOC restructuring, (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders or (c) further order of the Bankruptcy Court.
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
Although the claims and demands described above against CERP are not currently being litigated, the Company believes that such claims and demands are without merit and is prepared to defend itself vigorously. The claims against CEOC have been stayed due to the Chapter 11 process, and the actions against CEC have now also been stayed. In the event that the litigation stays ever are lifted, CERP believes there is a reasonably possible likelihood of an adverse outcome. We are not able to reasonably estimate a range of reasonably possible losses should any of the noteholder disputes ultimately be resolved against CEC. Should any of the noteholder disputes ultimately be resolved through litigation outside of the financial restructuring of CEOC, and should a court find in favor of the claimants in any of these noteholder disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On January 8, 2015, prior to the NRF’s vote to expel the Five Employers, CEC filed an action in the United States District Court for the Southern District of New York (the “S.D.N.Y.”) against the NRF and its Board of Trustees, seeking a declaratory judgment that they did not have the authority to expel the Five Employers and thus allegedly trigger withdrawal liability for the CEC Controlled Group (the “CEC Action”). On December 25, 2015, the District Judge entered an order dismissing the CEC Action on the ground that CEC’s claims in this action must first be arbitrated under ERISA. CEC has appealed this decision to the United States Court of Appeals for the Second Circuit. Oral argument on this appeal was heard on January 30, 2017, and the Second Circuit has reserved decision on this appeal.
On March 6 and March 27, 2015, CEOC and certain of its subsidiaries filed in the CEOC bankruptcy proceedings two motions to void (a) the purported expulsion of the Five Employers and based thereon the alleged triggering of withdrawal liability for the

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On March 18, 2015, before the Standstill Agreement was executed, the NRF and its fund manager commenced a collection action in the S.D.N.Y. against CEC, CERP and all non-debtor members of the CEC Controlled Group for the payment of the first quarterly payment of withdrawal liability, which the NRF contended was due on March 15, 2015 (the “NRF Action”). On December 25, 2015, the District Judge entered an Order adopting the Magistrate Judge’s recommendation to deny defendants’ motion to dismiss over the defendants’ objections on the ground that the defendants’ arguments must first be arbitrated under ERISA. On February 26, 2016, the NRF and its fund manager filed a motion for summary judgment against CEC and CERP for payment of the first quarterly payment of withdrawal liability and for interest, liquidated damages, attorneys’ fees and costs. On November 7, 2016, the District Judge entered an Order adopting the Magistrate Judge’s recommendation to grant partial summary judgment to the NRF Action plaintiffs over CEC and CERP’s objections on the ground that CEC and CERP’s further arguments must also first be arbitrated under ERISA. CEC and CERP filed a Notice of Appeal to protect their rights in response to this Order. Subsequently, the District Judge determined that no final order or judgment was entered, and thus the Notice of Appeal was premature. Accordingly, the parties stipulated to the dismissal of the appeal without prejudice to any party’s rights to appeal a final, appealable judgment that may later be entered in the case.
On December 5, 2016, an interlocutory judgment was entered against CEC and CERP comprising the first quarterly payment of withdrawal liability referred to above, interest and liquidated damages under ERISA. On December 19, 2016, a CEC and CERP filed a motion to certify a final judgment under Rule 54(b) of the Federal Rules of Civil Procedure for immediate appeal and to stay the NRF Action plaintiffs’ motions to amend and for summary judgment, as described below. On January 11, 2017, the District Court granted the motion to certify a final judgment under Rule 54(b) in the amount of $9 million, but denied the motion for a stay, and a judgment in that amount was entered the next day. CEC has appealed this decision to the Second Circuit, and has bonded the judgment pending appeal.
On December 23, 2016, the NRF Action plaintiffs filed a motion to amend their complaint to add claims for the second through eighth quarterly payments of withdrawal liability, which the NRF Action plaintiffs contended were past due, as well as for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. Also on December 23, 2016, the NRF Action plaintiffs simultaneously filed a motion for summary judgment against CEC and CERP for payment of the second through eighth quarterly payments of withdrawal liability, for interest, liquidated damages, attorneys’ fees and costs, and for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. These motions have not yet been fully submitted to the District Court.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Allowance for Doubtful Accounts

(In millions)	2016	2015	2014
Balance as of January 1	$27	$26	$20
Provision for doubtful accounts	7	8	12
Write-offs less recoveries	(12)	(7)	(6)
Balance as of December 31	$22	$27	$26
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
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. See Note 11.
Other Revenue
Other revenue primarily includes revenue from third-party real estate leasing arrangements at our casino properties, leasing arrangements with related parties, revenue from company-operated retail stores, and revenue from our entertainment venues and The High Roller observation wheel.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising
The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $9 million, $8 million, and $12 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Note 4 — Recently Issued Accounting Pronouncements
During 2016, we adopted ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis (see Note 1).
As of December 31, 2016, we adopted ASU No. 2014-15, Presentation: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance amended the existing requirements for disclosing information about an entity’s ability to continue as a going concern and explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. This guidance was effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. The adoption of this standard and the resulting assessment of CERP’s ability to continue as a going concern did not have an effect on our financial statements.
The following amendments to the FASB Accounting Standards Codification are not yet effective.
New Developments
Intangibles - Goodwill and Other - January 2017: Amendments in this update intend to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. Under the amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The elimination of Step 2 from the goodwill impairment test should reduce the cost and complexity of evaluating goodwill for impairment. Amendments should be applied on a prospective basis disclosing the nature of and reason for the change in accounting principle upon transition. Disclosure should be provided in the first annual period and in the interim period in which the entity initially adopts the amendments. Updated amendments are effective for fiscal years beginning after December 15, 2019, and interim period within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Business Combinations - January 2017: Updated amendments intend to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. Amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business and to provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments are effective to annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is allowed as follows: (1) Transactions for which acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and (2) transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. We are currently assessing the effect the adoption of this standard will have on our financial statements.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Previously Disclosed
Revenue Recognition - May 2014 (amended January 2017): Created a new Topic 606, Revenue from Contracts with Customers. The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for United States GAAP applicable to revenue transactions. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. The FASB has recently issued several amendments to the standard, including clarification on accounting for and identifying performance obligations. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The guidance should be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application. We anticipate adopting this standard effective January 1, 2018. We are currently in the process of our analysis and anticipate this standard will have a material effect on our consolidated financial statements. As described below, we expect the most significant effect will be related to the accounting for the Total Rewards customer loyalty program and casino promotional allowances. However, the quantitative effects of these changes have not yet been determined and are still being analyzed. We are currently assessing the full effect the adoption of this standard will have on our financial statements.
The Total Rewards customer loyalty program effects revenues from our four core businesses: casino entertainment, food and beverage, rooms and hotel, and entertainment and other business operations. Currently, CEC estimates the cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as “breakage”), based upon the cost of historical redemptions. Upon adoption of the new guidance, Reward Credits will no longer be recorded at cost, and a deferred revenue model will be used to account for the classification and timing of revenue recognized as well as the classification of related expenses when Reward Credits are redeemed.
Additionally, we expect to see a significant decrease in gaming revenues. The presentation of goods and services provided to customers without charge in gross revenue with a corresponding reduction in promotional allowances will no longer be reported. Revenue will be recognized based on relative standalone selling prices for transactions with more than one performance obligation.
Recognition and Measurement of Financial Instruments - January 2016: Amended certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other things, they require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with any changes in fair value recognized in net income and simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted on certain provisions. We are currently assessing the effect the adoption of this standard will have on our financial statements, but do not expect the effect to be material.
Leases - February 2016 (amended January 2017): The amended guidance requires most lease obligations to be recognized as a right-of-use (“ROU”) asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance should be implemented for the earliest period presented using a modified retrospective approach, which includes optional practical expedients primarily focused on leases that commenced before the effective date, including continuing to account for leases that commenced before the effective date in accordance with previous guidance, unless the lease is modified.
Currently, all of our capital leases are set to expire before the initial effective date and will not require any accounting adjustments. Accounting for our operating leases where we are the lessor, including leases for the Octavius Tower at Caesars Palace Las Vegas and gaming space at The LINQ promenade, will remain unchanged. Operating leases, including agreements relating to slot machines, will be recorded on the balance sheet as an ROU asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The ROU asset will be depreciated on a straight-line basis and recognized as lease expense. The qualitative and quantitative effects of adoption are still being analyzed. We are in the process of evaluating the full effect the new guidance will have on our financial statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. As necessary, we typically estimate the fair value of assets starting with a “Replacement Cost New” approach and then deduct appropriate amounts for both functional and economic obsolescence to arrive at the fair value estimates. Other factors considered by management in performing this assessment may include current operating results, trends, prospects, and third-party appraisals, as well as the effect of demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property. These analyses are sensitive to management assumptions and the estimates of the obsolescence factors. Changes in these assumptions and estimates could have a material impact on the analyses and the consolidated financial statements.
Additions to property and equipment are stated at cost. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of property and equipment are recognized in the period of disposal. Interest expense is capitalized on internally constructed assets at the applicable weighted-average borrowing rates of interest. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period of time. Interest capitalized was $2 million, $5 million, and $12 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Useful Lives

Land improvements			12	years
Buildings	20	to	40	years
Building and leasehold improvements	5	to	20	years
Furniture, fixtures, and equipment	2.5	to	20	years
Property and Equipment, Net

	As of December 31,
(In millions)	2016	2015
Land and land improvements	$2,498	$2,498
Buildings and improvements	2,789	2,772
Furniture, fixtures, and equipment	673	640
Construction in progress	22	30
Total property and equipment	5,982	5,940
Less: accumulated depreciation	(1,077)	(967)
Total property and equipment, net	$4,905	$4,973

Capital lease assets, net book value (1)	$7	$10
____________________

(1)	Included in furniture, fixtures and equipment above.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation Expense

	Years Ended December 31,
(In millions)	2016	2015	2014
Depreciation expense (1)	$200	$155	$147
____________________

(1)
2016 includes $36 million of depreciation of certain assets was accelerated due to their removal and replacement in connection with property renovations at primarily Harrah’s Las Vegas, Paris Las Vegas, and Flamingo Las Vegas.

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
We perform our annual impairment assessment of other non-amortizing intangible assets as of October 1. We perform this assessment more frequently if impairment indicators exist. We determine the estimated fair value of our non-amortizing intangible assets by primarily using the “Relief from Royalty Method.”
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
Changes in Carrying Value of Goodwill

	Gross Goodwill		Accumulated Impairment		Net Carrying Value
(In millions)	2016	2015	2016	2015	2016	2015
Balance as of January 1	$3,894	$3,894	$(2,492)	$(2,492)	$1,402	$1,402
Balance as of December 31	$3,894	$3,894	$(2,492)	$(2,492)	$1,402	$1,402
Changes in Carrying Value of Intangible Assets Other than Goodwill

	Amortizing		Non-Amortizing		Total
(In millions)	2016	2015	2016	2015	2016	2015
Balance as of January 1	$255	$305	$37	$37	$292	$342
Amortization expense and other	(50)	(50)	—	—	(50)	(50)
Balance as of December 31	$205	$255	$37	$37	$242	$292

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets Impairment Charges

	Years Ended December 31,
(In millions)	2016	2015	2014 (1)
Goodwill	$—	$—	$289
____________________

(1)
Resulted from a decline in recent performance and downward adjustments to expectations of future performance in certain of our markets. Related goodwill had a fair value (Level 3) of $594 million as of December 31, 2014.

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	December 31, 2016				December 31, 2015
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Customer relationships	4.4	$682	$(477)	$205	$682	$(427)	$255
Non-amortizing intangible assets
Trademarks				37			37
Total intangible assets other than goodwill				$242			$292
The aggregate amortization expense for intangible assets that continue to be amortized was $50 million in each of the years ended December 31, 2016, 2015, and 2014.
Estimated Five-Year Amortization

	Years Ended December 31,
(In millions)	2017	2018	2019	2020	2021
Estimated annual amortization expense	$50	$40	$39	$39	$36
Note 7 — Accrued Expenses and Other Current Liabilities

	As of December 31,
(In millions)	2016	2015
Payroll and other compensation	$40	$37
Self-insurance claims and reserves	7	6
Advance deposits	37	35
Accrued taxes	17	16
Chip and token liability	13	9
Other accruals	22	21
Total accrued expenses and other current liabilities	$136	$124
Note 8 — Accrued Restructuring and Support Expenses
CEC has agreed to support the CEOC’s plan of reorganization (the “Plan”), which was confirmed by the Bankruptcy Court on January 17, 2017. As part of the CEOC’s Plan, it is anticipated that CEOC will be divided into two companies - OpCo and PropCo. OpCo will manage CEOC’s properties and facilities. PropCo will hold certain of CEOC’s real property assets and related fixtures and will lease those assets to OpCo.
As a result of the Bankruptcy Court’s confirmation of CEOC’s Plan, we believe it is probable that certain obligations described in the Plan will ultimately be settled by CEC, CERP’s parent company. For instance, the Plan provides PropCo with a call right for up to five years to purchase the real property assets associated with Harrah’s Atlantic City and Harrah’s Laughlin from CERP

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(subject to the terms of the CERP credit agreement). Therefore, we have accrued this item in accrued restructuring and support expenses on the Balance Sheets. Our accrual represents the estimated fair value of the call right.
Estimated Fair Value

(In millions)	Balance	Level 1	Level 2	Level 3
December 31, 2016
Liabilities - PropCo Call Right	$131	$—	$—	$131
Changes in Level 3 Fair Value Measurements

(In millions)	PropCo Call Right
Balance as of January 1, 2016	$—
Loss in restructuring and support expenses	131
Balance as of December 31, 2016	$131
Valuation Methodologies
The PropCo Call Right will allow PropCo up to five years to purchase and leaseback the real property assets associated with Harrah’s Atlantic City and Harrah’s Laughlin from CERP for a cash purchase price of ten times the agreed upon annual rent for each property. The initial rent for each property under the agreement will be determined based on a rent-to-earnings before interest, taxes, depreciation, amortization, and rent (“EBITDAR”) ratio of 1.00-to-1.67. PropCo’s purchase price will be determined by multiplying each property’s initial rent by 10.
The valuation model used to estimate the fair value of the PropCo Call Right is a Monte Carlo simulation in a risk neutral framework and utilized the following key assumptions:
Key Assumptions -

•	Ratio of EBITDAR to Initial Rent under Property Lease - 1.67 to 1.00

•	EBITDAR volatility - 25%

•	Enterprise value to revenue volatility - 15%

•	Ratio of initial purchase price to property lease rent - 12.00 to 1.00

•	EBITDAR to multiple correlation - 0.0%

•	Composite projected revenue growth rate - 2.4%

•	Composite projected EBITDAR margin growth rate - 23.2%
Since the key assumptions used in the valuation model are significant unobservable inputs, the fair value for the call right is classified as Level 3. Should these assumptions fluctuate over time, it could result in an increase or decrease in the fair value of the call right and the corresponding restructuring accrual. Specifically, an increase in the volatility assumptions would result in an increase in the restructuring accrual.
Note 9 - Leases

We lease equipment used in our operations. Rent expense is included in property, general, administrative, and other expense, and totaled $17 million, $19 million and $16 million for the years ended December 31, 2016, 2015 and 2014, respectively. We had no future minimum rental commitments under noncancelable operating leases as of December 31, 2016.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 — Debt

	December 31, 2016				December 31, 2015
(Dollars in millions)	Final Maturity	Rate (1)	Face Value	Book Value	Book Value
CERP Credit Facility
CERP Revolving Credit Facility (2)	2018	variable	$40	$40	$80
CERP Senior Secured Loan (3)	2020	7.00%	2,425	2,387	2,403
CERP Notes
CERP First Lien Notes	2020	8.00%	1,000	993	992
CERP Second Lien Notes	2021	11.00%	1,150	1,140	1,138
Capitalized Lease Obligations and other	to 2017	various	3	3	14
Total Debt			4,618	4,563	4,627
Current portion of Long-Term Debt			(68)	(68)	(118)
Long-Term Debt			$4,550	$4,495	$4,509
Fair value			$4,796
____________________

(1)	Interest rate is fixed, except where noted.

(2)	Variable interest rate for amounts currently borrowed is determined by adding LIBOR to a base rate of 6.00%.

(3)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1% floor. The rate is set at the 1% floor as of December 31, 2016.
There were no amounts committed to outstanding letters of credit as of December 31, 2016.
Estimated Debt Service Payments (1)

	Years ended December 31,
(In millions)	2017	2018	2019	2020	2021	Thereafter	Total
Annual maturities of long-term debt (2)	$68	$25	$25	$3,350	$1,150	$—	$4,618
Estimated interest payments	390	390	400	360	130	—	1,670
Total debt service obligation	$458	$415	$425	$3,710	$1,280	$—	$6,288
___________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facility. Interest payments are estimated based on the forward-looking LIBOR curve. Actual payments may differ from these estimates.

(2)	The CERP Term Loan requires scheduled quarterly principal payments of $6 million, with the balance due at maturity.
Current Portion of Long-Term Debt
The current portion of long-term debt as of December 31, 2016, includes the $40 million outstanding under the revolving credit facility as well as principal payments on the senior secured loan, other unsecured borrowings, and capitalized lease obligations that are expected to be paid within 12 months.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Discounts or Premiums and Deferred Finance Charges
Debt discounts and deferred finance charges incurred in connection with the issuance of debt are amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts are written off and included in our gain or loss calculations to the extent we extinguish debt prior to its original maturity date.
As of December 31, 2016 and December 31, 2015, book values are presented net of unamortized discounts and deferred finance charges of $55 million and $67 million, respectively.
Fair Value
The fair value of debt has been calculated based on the borrowing rates available as of December 31, 2016, for debt with similar terms and maturities. The fair value of our debt is primarily classified within level 2 in the fair value hierarchy.

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

•
The net proceeds from the offering of the Initial CERP Notes and the borrowings under the CERP Term Loans, together with cash, was used to retire a previous financing and to pay related fees and expenses, resulting in a loss on extinguishment of debt of $37 million.

•
Borrowings under the CERP Term Loans and senior secured revolving credit facility bear interest at a rate equal to either an alternate base rate (the highest of the Federal Funds rate plus 50 basis points, one month adjusted LIBOR plus 1.0%, or the Prime rate) or various LIBOR maturities (with a 1.0% floor for the CERP Term Loans), in each case, plus an applicable margin.

Exchange Offer and Notes Registration
The Initial CERP Notes issued under the CERP Financing contained registration rights, which culminated in an exchange offer on March 18, 2015 resulting in the CERP Notes (with terms substantially identical to the Initial CERP Notes, except that the CERP Notes have no transfer restrictions or registration rights).

The CERP Notes are co-issued, as well as fully and unconditionally guaranteed, jointly and severally, by CERP LLC and each of its wholly owned subsidiaries on a senior secured basis. In addition, CERP LLC is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restrictive Covenants
The CERP Notes and CERP Credit Facility include negative covenants, subject to certain exceptions, restricting or limiting the ability of CERP and its subsidiaries to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; (vii) enter into certain transactions with our affiliates; and (viii) designate our subsidiaries as unrestricted subsidiaries. The CERP Notes and CERP Credit Facility also contain customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions in the case of the CERP Credit Facility).
The CERP Credit Facility also contains certain customary affirmative covenants and requires that we maintain a senior secured leverage ratio (“SSLR”) of no more than 8.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined (“CERP Adjusted EBITDA”). Although CERP’s subsidiaries are allowed to make distributions to CERP LLC, the indentures governing the CERP Notes generally prevent the distribution of cash to Caesars Entertainment, except for certain payments as described in the indentures.
Note 11 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated cost of providing such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Years Ended December 31,
(In millions)	2016	2015	2014
Food and Beverage	$178	$180	$184
Rooms	148	153	157
Other	16	15	22
	$342	$348	$363
Estimated Cost of Providing Casino Promotional Allowances

	Years Ended December 31,
(In millions)	2016	2015	2014
Food and Beverage	$111	$109	$121
Rooms	55	57	65
Other	10	11	15
	$176	$177	$201
Note 12 — Multi-employer Pension Plans
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

c.
If the Company chooses to stop participating in some of its multi-employer plans, we may be required to pay those plans an amount based on the underfunding of the plan, referred to as a withdrawal liability.

Multi-employer Pension Plan Participation

		Pension Protection Act Zone Status (1)		FIP/RP Status (2)	Contributions on behalf of CERP (3) (in millions)			Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement (4)
Pension Fund	EIN/Pension Plan Number	2016	2015		2016	2015	2014
Southern Nevada Culinary and Bartenders Pension Plan (6)	88-6016617/001	Green	Green	No	$11	$11	$9	No	Various up to July 31, 2018
Pension Plan of the UNITE HERE National Retirement Fund (6)(7)	13-6130178/001	Red	Red	Yes	5	5	5	No	February 29, 2020
Local 68 Engineers Union Pension Plan (5)(6)	51-0176618/001	Yellow	Green	No	—	—	1	No	April 30, 2017
NJ Carpenters Pension Fund	22-6174423/001	Yellow	Yellow	Yes	—	—	—	No	April 30, 2017
Painters IUPAT	52-6073909/001	Yellow	Yellow	Yes	—	—	—	No	Various up to June 30, 2021
Other Funds					7	6	6
Total Contributions					$23	$22	$21
____________________

(1)
Represents the Pension Protection Act zone status for applicable plan year beginning January 1, except where noted otherwise. The zone status is based on information that the Company received from the plan administrator and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are between 65% and less than 80% funded, and plans in the green zone are at least 80% funded. All plans detailed in the table above utilized extended amortization provisions to calculate zone status.

(2)	Indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

(3)	See Note 14.

(4)	The terms of the current agreement continue indefinitely until either party provides appropriate notice of intent to terminate the contract.

(5)	Plan years begin July 1.

(6)
Plan was listed in the pension plans’ Forms 5500 as providing more than 5% of the total contributions for the plan years ended 2015 and 2014. As of the date the financial statements were issued, Forms 5500 were not available for the 2016 plan year.

(7)	As described in Note 2, in January 2015, the Pension Plan of the UNITE HERE National Retirement Fund voted to expel Caesars Entertainment and its participating subsidiaries from the plan.
Note 13 — Income Taxes

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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are under regular and recurring audit by the Internal Revenue Service and various state taxing authorities on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Components of Income/(Loss) Before Income Taxes

	Years Ended December 31,
(In millions)	2016	2015	2014
Income/(loss) before income taxes	$(138)	$11	$(433)
Income Tax Benefit/(Provision)

	Years Ended December 31,
(In millions)	2016	2015	2014
Current:
Federal	$(76)	$(99)	$2
State	—	—	21
	(76)	(99)	23
Deferred	128	94	5
Income tax benefit/(provision)	$52	$(5)	$28
Allocation of Income Tax Benefit/(Provision)

	Years Ended December 31,
(In millions)	2016	2015	2014
Income tax benefit/(provision) applicable to:
Income before income taxes	$52	$(5)	$28

Effective Income Tax Rate Reconciliation

	Years Ended December 31,
	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	1.2	17.5	(6.6)
Nondeductible goodwill impairment	—	—	(23.4)
Change in valuation allowance	—	—	(1.7)
Nondeductible expenses	(0.4)	1.5	(0.1)
Federal tax credits	1.4	(11.3)	0.3
Reserve for uncertain tax positions	0.1	—	3.0
Other	0.4	2.8	—
Effective tax rate	37.7%	45.5%	6.5%

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of December 31,
(In millions)	2016	2015
Deferred tax assets:
Compensation programs	$12	$10
Accrued restructuring and support expenses and other	47	—
Allowance for doubtful accounts	7	10
CRDA investment obligation	5	3
Other	1	1
State net operating loss carry forwards	2	3
	74	27
Valuation allowance	(8)	(8)
	66	19
Deferred tax liabilities:
Depreciation and other property related items	912	919
Intangibles	88	106
Prepaid expenses	9	9
Debt costs	97	152
	1,106	1,186
Net deferred tax liability	$1,040	$1,167
Reconciliation of Unrecognized Tax Benefits

	Years Ended December 31,
(In millions)	2016	2015	2014
Balance as of beginning of year	$3	$3	$13
Additions based on tax positions related to the current year	—	—	1
Expiration of statutes	—	—	(11)
Balance as of year end	$3	$3	$3
We accrue interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2016, 2015, and 2014 there was no accrual required for interest and penalties. As of December 31, 2016, 2015 and 2014, there were no unrecognized tax benefits that, if recognized, would impact the effective tax rate.
We believe that it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2016 will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that an adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.

As of December 31, 2016, CERP had state net operating loss (“NOL”) carryforwards of $38 million, which will begin to expire in 2034. We believe it is more likely than not that CERP will realize the tax benefit of the state NOL deferred tax assets as CERP has sufficient sources of future state taxable income through reversing taxable temporary differences.

CERP is included in the CEC consolidated tax return filing. We have allocated taxes based upon the separate return method for CERP financial reporting purposes. Historically, we have treated taxes paid or refunds received by CEC for CERP as equity contributions or distributions. Although there is no formal tax sharing agreement in place between the CERP entities and CEC for fe

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deral income tax purposes, CERP may make payments to CEC or its subsidiaries for federal, state, or local taxes that would have been paid if CERP was a standalone taxpayer.

The tax years that remain open for examination for our major jurisdictions are 2012 through 2015 for New Jersey. The tax years of 2010 through 2015 remain open for examination for U.S. tax purposes.
Note 14 — Related Party Transactions
Summary of Related Party Transactions

	Years Ended December 31,
(In millions)	2016	2015	2014
Services Joint Venture
Shared services allocated expenses from CES	$229	$223	$35
CEOC Shared Services Agreement
Shared services allocated expenses from CEOC	29	33	217
Transactions with CEC and other affiliates
Employee benefits and incentive awards	11	17	5
Other	3	2	3
Transactions with Sponsors and their affiliates
Reimbursements and expenses allocated to CERP	2	4	1
Expenses paid to Sponsors’ portfolio companies (1)	—	—	1
Other Related Party Transactions
Lease revenue received	50	50	50
Lease payments	2	3	—
Service provider fee	4	4	44
World Series of Poker agreements	2	2	2
____________________

(1)	An immaterial amount was paid to the Sponsors’ portfolio companies in 2016 and 2015.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contribution of Atlantic City Conference Center

CEC contributed the entities that owned the interests in the Atlantic City Conference Center to CERP in July 2014 in a non-cash transaction. The total net asset book value contributed was $82 million. The assets were primarily comprised of real estate and development costs for a new meeting and conference center, which is connected to the Harrah’s Atlantic City casino and opened in August 2015.
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
Equity Incentive Awards
CEC maintains an equity incentive awards plan under which CEC may issue time-based and performance-based stock options, restricted stock units and restricted stock awards to CERP employees. Although awards under the plan result in the issuance of shares of CEC, because CERP is a consolidated subsidiary of CEC, the amounts are included in CERP share-based compensation expense as a component of total compensation for CERP employees. During the second quarter of 2016, CEC implemented ASU No. 2016-09, which amended Topic 718, Compensation - Stock Compensation. This updated guidance amended the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. CEC applied the amended guidance using a modified retrospective transition method, which had no material effect on CERP’s financial statements.
Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the “Sponsors”). As of December 31, 2016, Hamlet Holdings beneficially owned the majority of CEC’s common stock.
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
Sponsors’ Portfolio Companies

We have entered into agreements with a number of companies that are portfolio companies of our Sponsors. The following are the Sponsor portfolio companies with which we have business relationships:

•	XOJet, Inc. - which provides us with access to aircraft at contractually agreed upon hourly rates.

•	SunGard Availability Service LP - which provides us with enterprise cloud services and solutions for managed information technology.

•	Sabre, Inc. - which provides technology to assist our customers with booking hotel rooms.

•	Avaya Inc. - which supplies us with technology products and services, software licenses and support for such products and services.

•
Norwegian Cruise Line Holdings Ltd. - a cruise ship operations company with which we have a Marketing Agreement pursuant to which, among other things, NCL pays Caesars Entertainment a percentage of NCL’s gaming revenue.

•	Classic Party Rentals - which provides us with party rental supplies.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Creative Artists Agency LLC - with which we have entered into multiple entertainment agreements in connection with artists’ performances at Caesars’ properties.

•	Fleet Pride, Inc. - provides aftermarket heavy-duty truck and trailer parts.

•	Sutherland Global Services - technology and analytics enabled business process enterprise that provides end-to-end business process transformation.

•	Sbarro, LLC, - pizzeria chain that specializes in New York style pizza by the slice and other Italian-American cuisine.

•	Protection One - full service security provider.

•	ADT Security Services, Inc. - provides electronic security, fire protection, and other related alarm monitoring services.

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
Total Rewards Loyalty Program
CEOC’s customer loyalty program, Total Rewards, offers incentives to customers from their spending related to on-property entertainment expenses, including gaming, hotel, dining, and retail shopping at CEC’s and CEOC’s resort properties located in the U.S. and Canada. Under the program, customers are able to accumulate, or bank, Reward Credits over time that they may redeem at their discretion under the terms of the program. The Reward Credit balance will be forfeited if the customer does not earn a Reward Credit over the prior six-month period. As a result of the ability of the customer to bank the Reward Credits, CEOC estimates the cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as “breakage”) based upon the cost of historical redemptions. The estimated value of Reward Credits is expensed as the Reward Credits are earned by customers and is included in direct casino expense. The total estimated cost is accrued by CEOC, with the incremental charges related to our casino properties included in due from affiliates, net in the Balance Sheets.
Due to Affiliates
Amounts due to affiliates for each counterparty represent the net receivable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restrictions governing transactions by and among CERP’s affiliated entities. Due to affiliates was $21 million as of both December 31, 2016 and 2015.
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

a.	Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2016. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2016 at a reasonable assurance level.

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
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2016. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2016.

c.	Changes in Internal Control over Financial Reporting
We have commenced several transformation initiatives, including implementing new general ledger software to automate and simplify our business processes. These are long-term initiatives that we believe will enhance our internal control over financial reporting due to increased automation and integration of related processes. We will continue to monitor and evaluate our internal control over financial reporting throughout the transformation.
There have not been any other changes in our internal control over financial reporting during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
Not applicable.

PART III

The following have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

•	ITEM 10, “Directors, Executive Officers and Corporate Governance;”

•	ITEM 11, “Executive Compensation;”

•	ITEM 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;” and

•	ITEM 13, “Certain Relationships and Related Transactions, and Director Independence.”

ITEM 14.	Principal Accountant Fees and Services.
Fees and Services
The following table summarizes the aggregate fees paid or accrued by the Company to Deloitte & Touche LLP during 2016 and 2015:

(In millions)	2016	2015
Audit Fees (a)	$2	$2
Audit-Related Fees (b)	—	—
Tax Fees (c)	—	—
Other	—	—
Total	$2	$2

(a)	Audit Fees—Fees for audit services billed in 2016 and 2015 consisted of:

•	Audit of the Company’s annual financial statements, including the audits of the various subsidiaries conducting gaming operations as required by the regulations of the respective jurisdictions;

•	Sarbanes-Oxley Act, Section 404 attestation services; and

•	Reviews of the Company’s quarterly financial statements.

(b)	Audit-Related Fees—CERP incurred no fees for audit-related services in 2016 or 2015.

(c)
Tax Fees—Fees for tax services related to tax compliance services, which are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

i.	Federal, state, and local income tax return assistance;

ii.	Requests for technical advice from taxing authorities; and

iii.	Assistance with tax audits and appeals.
CERP incurred no fees for tax planning and advice services in 2016 or 2015.
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

Policy on Audit Committee Pre-Approval
The services performed by Deloitte & Touche LLP in 2016 and 2015 were pre-approved in accordance with the pre-approval policy and procedures adopted by the CEC Audit Committee at its February 26, 2003 meeting. This policy describes the permitted audit, audit-related, tax, and other services that Deloitte & Touche may perform. Any requests for audit services must be submitted to the CEC Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Except for such services which fall under the de minimis provision of the pre-approval policy, any requests for audit-related, tax, or other services also must be submitted to the CEC Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairperson of the CEC Audit Committee. The Chairperson must update the CEC Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.
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
The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit, tax, and other services under certain circumstances. The provision allows for the pre-approval requirement to be waived if all of the following criteria are met:

1.	The service is not an audit, review, or other attest service;

2.	The estimated fees for such services to be provided under this provision do not exceed a defined amount of total fees paid to the independent auditor in a given fiscal year;

3.	Such services were not recognized at the time of the engagement to be non-audit services; and

4.	Such services are promptly brought to the attention of the CEC Audit Committee and approved by the CEC Audit Committee or its designee.
No fees were approved under the de minimis provision in 2016 and 2015.

PART IV—OTHER INFORMATION

ITEM 15.	Exhibits, Financial Statements and Schedules.

(a)	1. Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below (see Item 8):
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2016 and 2015.
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014.
Consolidated Statements of Member’s Equity for the Years Ended December 31, 2016, 2015 and 2014.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014.
2.    Financial statement schedules of the Company as follows:
Schedules I through V have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.
3.    Exhibits

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Omnibus License and Enterprise Services Agreement, dated as of May 20, 2014, by and among Caesars Enterprise Services, LLC, Caesars Entertainment Operating Company, Inc., Caesars Entertainment Resort Properties LLC and Caesars Growth Properties Holdings, LLC.	—	8-K*	—	2.1	5/21/2014

3.1	Amendment after a name change of Caesars Entertainment Resort Properties, LLC.	—	S-4	—	3.1	10/16/2014

3.2	Operating Agreement of Caesars Entertainment Resort Properties, LLC.	—	S-4	—	3.2	10/16/2014

4.1	Indenture, dated as of October 11, 2013, among the Registrants and U.S. Bank National Association, as trustee, relating to the 8% First-Priority Senior Secured Notes due 2020.	—	8-K*	—	4.1	10/15/2013

4.2	Second Supplemental Indenture, dated as of October 15, 2014, among the Registrants, U.S. Bank National Association, as trustee, and the other parties thereto relating to the 8% First-Priority Senior Secured Notes due 2020.	—	S-4	—	4.2	10/16/2014

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.3	Indenture, dated as of October 11, 2013, among the Registrants and U.S. Bank National Association, as trustee, relating to the 11% Second-Priority Senior Secured Notes due 2021.	—	8-K*	—	4.2	10/15/2013

4.4	Second Supplemental Indenture, dated as of October 15, 2014, among the Registrants and U.S. Bank National Association, as trustee, relating to the 11% Second-Priority Senior Secured Notes due 2021.	—	S-4	—	4.4	10/16/2014

4.5	Registration Rights Agreement, dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors and Citigroup Global Markets Inc., as representative of the initial purchasers.	—	8-K*	—	4.3	10/15/2013

10.1	First Lien Credit Agreement, dated as of October 11, 2013, by and among the CERP Entities, Citicorp North America Inc., as administrative agent and the lenders party thereto.	—	8-K*	—	10.1	10/15/2013

10.2	First Lien Intercreditor Agreement, dated as of October 11, 2013, by and among the First Lien Collateral Agent, Citicorp North America, Inc., as authorized representative under the credit agreement and U.S. Bank National Association, as the initial other authorized representative.	—	8-K*	—	10.2	10/15/2013

10.3	Second Lien Intercreditor Agreement, dated as of October 11, 2013, by and among Citicorp North America, Inc., as credit agreement agent, U.S. Bank National Association, as other first priority lien obligations agent and U.S. Bank National Association, as second priority agent.	—	8-K*	—	10.3	10/15/2013

10.4	Collateral Agreement (First Lien), dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors, and Citicorp North America, Inc., as collateral agent.	—	8-K*	—	10.4	10/15/2013

10.5	Collateral Agreement (Second Lien), dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors, and U.S. Bank National Association, as collateral agent.	—	8-K*	—	10.5	10/15/2013

10.6	Third Amended and Restated Shared Services Agreement, dated as of October 11, 2013, by and among the CEOC, Caesars Entertainment Resort Properties, LLC, the Casino Resort Borrowers, Caesars Linq, LLC and Caesars Octavius, LLC.	—	S-4	—	10.6	10/16/2014

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.7	Amended and Restated Limited Liability Company Agreement of Caesars Enterprise Services, LLC.	—	8-K*	—	99.1	5/21/2014

12.1	Computation of Ratio of Earnings to Fixed Charges.	—	10-K*	—	12	3/16/2015

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Filed by Caesars Entertainment Corporation.
**	Furnished herewith.
†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC.

February 14, 2017	By:	/S/ ERIC HESSION
Name: Eric Hession
Title: Treasurer and Manager
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/S/ MARK P. FRISSORA
Mark P. Frissora	President and Manager (Principal Executive Officer)	February 14, 2017
/S/ ERIC HESSION
Eric Hession	Treasurer and Manager (Principal Financial Officer)	February 14, 2017