Form 10-Q
period 2017-03-31
Caesars Entertainment Resort Properties, LLC
filed 2017-05-02
CIK 1610979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
 _________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Not Applicable.
The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with a reduced disclosure format as permitted by General Instruction H(2).

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$224	$168
Receivables, net	71	79
Prepayments and other current assets	34	35
Inventories	12	13
Total current assets	341	295
Property and equipment, net	4,891	4,905
Goodwill	1,402	1,402
Intangible assets other than goodwill	230	242
Deferred charges and other assets	95	97
Total assets	$6,959	$6,941

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$33	$37
Due to affiliates, net	25	21
Accrued expense and other current liabilities	134	136
Accrued restructuring and support expenses	131	131
Interest payable	104	53
Current portion of long-term debt	26	68
Total current liabilities	453	446
Long-term debt	4,491	4,495
Deferred income taxes	1,009	1,040
Deferred credits and other liabilities	7	5
Total liabilities	5,960	5,986
Commitments and contingencies (Note 7)
Total member’s equity	999	955
Total liabilities and member’s equity	$6,959	$6,941

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2017	2016
Revenues
Casino	$280	$272
Food and beverage	127	131
Rooms	150	136
Other	77	76
Less: casino promotional allowances	(88)	(87)
Net revenues	546	528
Operating expenses
Direct
Casino	146	140
Food and beverage	62	62
Rooms	40	37
Property, general, administrative, and other	121	125
Depreciation and amortization and other	57	75
Corporate expense and other	10	11
Total operating expenses	436	450
Income from operations	110	78
Interest expense	(98)	(100)
Income/(loss) before income taxes	12	(22)
Income tax benefit/(provision)	(6)	6
Net income/(loss)	$6	$(16)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF MEMBER’S EQUITY
(UNAUDITED)

(In millions)	Contributed Capital	Accumulated Deficit	Total Member’s Equity
Balance as of December 31, 2015	$2,042	$(1,087)	$955
Net loss	—	(16)	(16)
Contribution from parent in settlement of taxes	15	—	15
Share-based compensation and other	3	—	3
Balance as of March 31, 2016	$2,060	$(1,103)	$957

Balance as of December 31, 2016	$2,128	$(1,173)	$955
Net income	—	6	6
Contribution from parent in settlement of taxes	36	—	36
Share-based compensation and other	2	—	2
Balance as of March 31, 2017	$2,166	$(1,167)	$999

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2017	2016
Cash flows provided by operating activities	$135	$102
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(31)	(27)
Contributions to Caesars Entertainment Services	—	(1)
Other	—	(1)
Cash flows used in investing activities	(31)	(29)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facility	—	40
Repayments of long-term debt and revolving credit facility	(48)	(52)
Cash flows used in financing activities	(48)	(12)
Net increase in cash and cash equivalents	56	61
Cash and cash equivalents, beginning of period	168	150
Cash and cash equivalents, end of period	$224	$211

Supplemental cash flow information:
Cash paid for interest	$44	$48
Non-cash investing and financing activities:
Change in accrued capital expenditures	3	18
Contribution from parent in settlement of taxes	36	15

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
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”).
Note 1 — Organization and Basis of Presentation and Consolidation
Organization
CERP LLC is separately organized as a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation (“CEC” and “Caesars”). CERP owns six casino properties: (1) Harrah’s Las Vegas, (2) Rio All-Suites Hotel and Casino (“Rio Las Vegas”), (3) Flamingo Las Vegas, (4) Harrah’s Atlantic City, (5) Paris Las Vegas, and (6) Harrah’s Laughlin. CERP also owns The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas (“Octavius Tower”). Four of the casino properties, together with The LINQ promenade and Octavius Tower, are concentrated in Las Vegas and represented 75% of consolidated net revenues for the three months ended March 31, 2017.
We view each casino property, including The LINQ promenade, as an operating segment and aggregate such properties into one reportable segment.
Basis of Presentation and Consolidation
The accompanying unaudited consolidated condensed financial statements of CERP have been prepared under the rules and regulations of the Securities and Exchange Commission applicable for interim periods, and therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2017 fiscal year.
GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Due to the inherent uncertainties in making these estimates, actual amounts could differ.
For the three months ended March 31, 2016, $3.2 million was reclassified from food and beverage revenues to other revenue, and certain other immaterial prior year amounts have also been reclassified to conform to the current year’s presentation.
Caesars Enterprise Services, LLC
In 2014, Caesars Entertainment Operating Company, Inc. (“CEOC”), CERP, and Caesars Growth Properties Holdings, LLC (collectively, the “Members”) formed Caesars Enterprise Services, LLC (“CES”), a services joint venture. CES provides certain corporate and administrative services for the Members’ casino properties and related entities, including substantially all of the casino properties owned by CEOC and casinos owned by unrelated third parties. CES manages certain assets for the casino properties to which it provides services, and it employs certain of the corresponding employees. CES owns, licenses or controls other assets and uses them to provide services to the Members. Expenses incurred by CES are allocated to the casino properties directly or to the Members according to their allocation percentages, subject to annual review. See Note 11 for additional information on related party transactions.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

When CES was formed, we determined that it was a variable interest entity (“VIE”). CERP is not considered the primary beneficiary and does not consolidate CES. Our equity method investment in CES was $55 million and $56 million as of March 31, 2017 and December 31, 2016, respectively, and is included in deferred charges and other assets.
Note 2 — Litigation
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Birthday Cash Promotional Offer
In connection with a Birthday Cash promotional offer by Harrah’s Atlantic City, on March 19, 2010, the Superior Court of New Jersey entered a summary judgment in favor of a modified class of approximately 79,000 plaintiffs. The summary judgment found that Harrah’s Atlantic City violated the New Jersey Truth in Consumer Contract, Warranty and Notice Act. The penalty is $100 per incident, amounting to a potential exposure of up to $7.9 million. In March 2012, the judge held that the damages class, if any, should be based upon the number of individuals who redeemed certificates, not the number of certificates redeemed (as some plaintiffs had multiple certificates). As a result, the potential exposure under the judge’s ruling was decreased to $5.2 million. After the case was stayed to wait for a pending case in the New Jersey Supreme Court, the court reopened the case in July 2013. The decision in the New Jersey Supreme Court case clarified two aspects of the New Jersey Truth in Consumer Contract, Warranty and Notice Act, which support our contention that the existing judgment against us should be vacated and the case dismissed in our favor. In November 2013, the court denied both parties’ motions for reconsideration. In December 2013, we filed a motion to stay the judgment pending appeal, and in January 2014, the court granted the stay and we filed an appeal. In February 2014, per the court’s stay order, we posted into an escrow account the potential exposure under the judge’s ruling in the amount of $5.2 million plus attorneys’ fees. This amount is included in prepayments and other current assets in the accompanying balance sheets. No amount has been accrued. The appeal was argued in December 2015, and we prevailed on that appeal on September 9, 2016. Plaintiffs thereafter filed a letter brief with the appellate court seeking reconsideration of the appellate decision, which request was denied. Plaintiffs filed a petition for certification with the Supreme Court of New Jersey on January 3, 2017, and we opposed that petition on January 18, 2017. The petition for certification remains pending. On January 12, 2017, the trial court entered an order authorizing the return of our escrowed funds in light of the appellate court’s decision on the merits in our favor.
CEOC Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 issued by CEOC (the “CEOC 10.00% Second-Priority Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit in the Court of Chancery in the State of Delaware against CEC and CEOC, Caesars Growth Partners, LLC (“CGP”), Caesars Acquisition Company (“CAC”), CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CERP believes this lawsuit is without merit and is defending itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC’s bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. Fact discovery in the case is complete, and cross-motions for summary judgment have been filed by the parties. On January 26, 2017, the United States Bankruptcy Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”) entered an agreed order staying this proceeding (and others). The stay will remain in effect until the earlier of (a) the effective date of the CEOC restructuring, (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders, or (c) further order of the Bankruptcy Court.

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
Although the claims and demands described above against CERP are not currently being litigated, the Company believes that such claims and demands are without merit and is prepared to defend itself vigorously. The claims against CEOC have been stayed due to the Chapter 11 process, and the actions against CEC have now also been stayed. In the event that the litigation stays are ever lifted, CERP believes there is a reasonably possible likelihood of an adverse outcome. We are not able to reasonably estimate a range of reasonably possible losses should any of the noteholder disputes ultimately be resolved against CEC. Should any of the noteholder disputes ultimately be resolved through litigation outside of the financial restructuring of CEOC, and should a court find in favor of the claimants in any of these noteholder disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
On December 5, 2016, an interlocutory judgment was entered against CEC and CERP comprising the first quarterly payment of withdrawal liability referred to above, interest and liquidated damages under ERISA. On December 19, 2016, a CEC and CERP filed a motion to certify a final judgment under Rule 54(b) of the Federal Rules of Civil Procedure for immediate appeal and to stay the NRF Action plaintiffs’ motions to amend and for summary judgment, as described below. On January 11, 2017, the District Court granted the motion to certify a final judgment under Rule 54(b) in the amount of $9 million, but denied the motion for a stay, and a judgment in that amount was entered the next day. CEC has appealed this decision to the Second Circuit, and has bonded the judgment pending appeal. On February 3, 2017, the NRF Action plaintiffs filed a motion for an order permitting plaintiffs to execute on the Rule 54(b) judgment immediately, which CEC and CERP opposed. The district court has not yet ruled on this motion.
On December 23, 2016, the NRF Action plaintiffs filed a motion to amend their complaint to add claims for the second through eighth quarterly payments of withdrawal liability, which the NRF Action plaintiffs contended were past due, as well as for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. Also on December 23, 2016, the NRF Action plaintiffs simultaneously filed a motion for summary judgment against CEC and CERP for payment of the second through eighth quarterly payments of withdrawal liability, for interest, liquidated damages, attorneys’ fees and costs, and for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. The magistrate judge has not yet ruled on these motions.
On March 13, 2017, CEC, CERP, CEOC (on behalf of itself and each of the debtors and its other direct and indirect subsidiaries), the Five Employers, the NRF, the NRF’s Legacy Plan, the NRF’s Trustees, and others entered into a Settlement Agreement (the “NRF Settlement Agreement”).  Under the NRF Settlement Agreement, on the effective date of the debtors’ reorganization plan, CEC would pay $45 million to the NRF (the “NRF Payments”) in three different baskets: (1) a settlement basket consisting of $10 million as litigation settlement and $5 million for legal fee reimbursement; (2) a contribution basket consisting of $15 million, which sum will grow at 3.1% per year, and which, beginning 17.5 years after the plan effective date, will be applied to offset the first $8 million of contributions from the Five Employers to the Legacy Plan annually until completely utilized; and (3) a withdrawal liability basket of $15 million, which does not grow, to be applied if there is a partial or complete withdrawal at any time after the plan effective date. Upon the NRF Payments being made, mutual releases will be exchanged between the CEC-affiliated parties and the NRF-affiliated parties to the Settlement Agreement. On March 20, 2017, the debtors moved for the Settlement Agreement to be approved by the Bankruptcy Court. On April 19, 2017, the Bankruptcy Court approved the NRF Settlement Agreement, and the parties have filed joint requests to stay all actions and appeals relating to the CEC Action and the NRF Action pending the settlement becoming final.
No liability will be recorded by the CERP for the NRF Payments because (1) CERP will not be obligated to reimburse CEC for any portion of the payments related to the settlement and withdrawal liability baskets and (2) the payment related to the contribution basket will be accounted for as a prepayment toward future pension contributions. CERP is not obligated to reimburse CEC for the payments related to the settlement and withdrawal liability because CERP remained current on all contribution payments to the pension, and therefore the payments were not made on behalf of the CERP. CERP will reimburse CEC for its portion of the contribution basket in a manner similar to other pension contributions that are made on CERP’s behalf in the ordinary course of business.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3 — Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) issued the following authoritative guidance amending the FASB Accounting Standards Codification.
Intangibles - Goodwill and Other - January 2017: Amendments in this update intend to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. Under the amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The elimination of Step 2 from the goodwill impairment test should reduce the cost and complexity of evaluating goodwill for impairment. Amendments should be applied on a prospective basis disclosing the nature of and reason for the change in accounting principle upon transition. Disclosure should be provided in the first annual period and in the interim period in which the entity initially adopts the amendments. Updated amendments are effective for fiscal years beginning after December 15, 2019, and interim period within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We currently plan to implement the updated guidance when we perform our annual goodwill impairment assessment as of October 1, or earlier, if impairment indicators exist.
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
Note 4 — Property and Equipment

(In millions)	March 31, 2017	December 31, 2016
Land and land improvements	$2,498	$2,498
Buildings and improvements	2,798	2,789
Furniture, fixtures, and equipment	677	673
Construction in progress	33	22
Total property and equipment	6,006	5,982
Less: accumulated depreciation	(1,115)	(1,077)
Total property and equipment, net	$4,891	$4,905
Depreciation Expense and Capitalized Interest

	Three Months Ended March 31,
(In millions)	2017	2016
Depreciation expense (1)	$42	$60
____________________

(1)
Depreciation expense in the first quarter of 2016 includes $20 million of accelerated depreciation due to asset removal and replacement in connection with property renovations primarily at Harrah’s Las Vegas and Flamingo Las Vegas.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and Other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2016	$205	$1,402	$37
Amortization	(12)	—	—
Balance as of March 31, 2017	$193	$1,402	$37
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	March 31, 2017				December 31, 2016
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	4.1	$682	$(489)	$193	$682	$(477)	$205
Trademarks				37			37
Total intangible assets other than goodwill				$230			$242
Note 6 — Accrued Restructuring and Support Expenses
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
As a result of the Bankruptcy Court’s confirmation of CEOC’s Plan, we believe it is probable that certain obligations described in the Plan will ultimately be settled by CEC, CERP’s parent company. For instance, the Plan provides PropCo with a call right for up to five years to purchase the real property assets associated with Harrah’s Atlantic City and Harrah’s Laughlin from CERP (subject to the terms of the CERP credit agreement). Therefore, we have accrued this item in accrued restructuring and support expenses on the Balance Sheets. Our accrual represents the estimated fair value of the call right.
Estimated Fair Value

(In millions)	Balance	Level 1	Level 2	Level 3
December 31, 2016
Liabilities - PropCo Call Right	$131	$—	$—	$131
March 31, 2017
Liabilities - PropCo Call Right	$131	$—	$—	$131
Changes in Level 3 Fair Value Measurements

(In millions)	PropCo Call Right
Balance as of January 1, 2017	$131
Loss in restructuring and support expenses	—
Balance as of March 31, 2017	$131

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Valuation Methodologies
The PropCo Call Right will allow PropCo up to five years to purchase and leaseback the real property assets associated with Harrah’s Atlantic City and Harrah’s Laughlin from CERP for a cash purchase price of ten times the agreed upon annual rent for each property (subject to the terms of the CERP credit agreement). The initial rent for each property under the agreement will be determined based on a rent-to-earnings before interest, taxes, depreciation, amortization, and rent (“EBITDAR”) ratio of 1.00-to-1.67. PropCo’s purchase price will be determined by multiplying each property’s initial rent by 10.
The valuation model used to estimate the fair value of the PropCo Call Right is a Monte Carlo simulation and utilized the following key assumptions:
Key Assumptions -

•	Ratio of EBITDAR to Initial Rent under Property Lease - 1.67 to 1.00

•	EBITDAR volatility - 25%

•	Enterprise value to revenue volatility - 14%

•	Ratio of initial purchase price to property lease rent - 12.00 to 1.00

•	EBITDAR to multiple correlation - 0.0%

•	Composite projected revenue growth rate - 2.4%

•	Composite projected EBITDAR margin growth rate - 23.2%
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
Note 7 — Commitments and Contingencies
During the three months ended March 31, 2017, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2016.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8 — Debt

		March 31, 2017			December 31, 2016
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CERP Credit Facility
CERP Revolving Credit Facility (2)	2018	variable	$—	$—	$40
CERP Senior Secured Term Loan (3)	2020	7.00%	2,419	2,382	2,387
CERP Notes
CERP First Lien Notes	2020	8.00%	1,000	994	993
CERP Second Lien Notes	2021	11.00%	1,150	1,140	1,140
Capital lease obligations and other	2017	various	1	1	3
Total debt			4,570	4,517	4,563
Current portion of long-term debt			(26)	(26)	(68)
Long-term debt			$4,544	$4,491	$4,495

Unamortized discounts and deferred finance charges				$53	$55
Fair value			$4,743
____________________

(1)	Interest rate is fixed, except where noted.

(2)	Variable interest rate for amounts currently borrowed is determined by adding LIBOR to a base rate of 6.00%.

(3)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1% floor. The rate is set at the 1% floor as of March 31, 2017.

Current Portion of Long-Term Debt
The current portion of long-term debt as of December 31, 2016, includes the $40 million outstanding under the revolving credit facility as well as principal payments on the senior secured loan, other unsecured borrowings, and capitalized lease obligations that are expected to be paid within 12 months.
Although there is no amount outstanding under the Revolving Credit Facility as of March 31, 2017, borrowings under the CERP Revolving Credit Facility are subject to separate note agreements executed based on the provisions of the applicable credit facility agreement, and each note has a contractual maturity of less than one year. The applicable credit facility agreement has a contractual maturity of greater than one year, and we have the ability to rollover the outstanding principal balance on a long-term basis; however, we generally intend to repay any principal balance outstanding at the end of the quarter within the subsequent 12 month period. Amounts borrowed under the CERP Revolving Credit Facility are intended to satisfy short term liquidity needs and are classified as current.
We believe that our cash and cash equivalents balance, our cash flows from operations, and/or financing available under our revolving credit facility will be sufficient to meet our normal operating requirements, to fund planned capital expenditures, and to fund debt service during the next 12 months and the foreseeable future.
Fair Value
The fair value of debt has been estimated based on the borrowing rates available as of March 31, 2017, for debt with similar terms and maturities. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Estimated Debt Service Payments (1)

	Remaining	Years Ended December 31,
(In millions)	2017	2018	2019	2020	2021	Thereafter	Total
Annual maturities of long-term debt (2)	$20	$25	$25	$3,350	$1,150	$—	$4,570
Estimated interest payments	340	390	400	360	130	—	1,620
Total principal and interest	$360	$415	$425	$3,710	$1,280	$—	$6,190
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
Note 9 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated cost of providing such casino promotional allowances is included in casino expense.
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended March 31,
(In millions)	2017	2016
Food and beverage	$45	$47
Rooms	38	36
Other	5	4
	$88	$87
Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended March 31,
(In millions)	2017	2016
Food and beverage	$29	$28
Rooms	14	14
Other	3	2
	$46	$44

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10 — Income Taxes
Income Tax Allocation

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Income/(loss) before income taxes	$12	$(22)
Income tax benefit/(provision)	$(6)	$6
Effective tax rate	50.0%	27.3%
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our consolidated condensed balance sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
The effective tax rate for the three months ended March 31, 2017 differed from the expected US tax rate of 35% primarily due to the state deferred tax expense. Effective January 1, 2017, CEC elected to no longer treat CERP as a corporation for income tax purposes. As a result, CERP now no longer has a filing requirement in New Jersey and thus, forfeits its state net operating loss carryforward, which resulted in additional state deferred tax expense. The effective tax rate for the three months ended March 31, 2016 differed from the expected US tax rate of 35% primarily due to the projected tax benefit of federal tax credits on the annual projected effective tax rate for 2016.

In determining the need for a valuation allowance, we must consider both positive and negative evidence including historical losses, current earnings, and tax-planning strategies, as well as the weight of the evidence. The valuation allowance on deferred tax assets which we believe cannot be realized is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Based on current year earnings and future profitability, we believe it is reasonably possible that we will release the valuation allowance in the current year, although the exact timing is subject to change based on the level of profitability that we are able to achieve for the remainder of 2017. Any release of the valuation allowance will be recorded during the period of release as a tax benefit increasing net earnings. The valuation allowance will be maintained until we are able to conclude that it is more likely than not that we will be able to realize our deferred tax assets. We will continue to monitor the need for a valuation allowance on a quarterly basis considering all of the available evidence.
We believe that it is reasonably possible that the total amount of unrecognized tax benefits as of March 31, 2017 will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that an adequate provision has been made for such matters, there is the possibility that the ultimate resolution of such matters could have an adverse effect on our earnings. Conversely, if these matters are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11 — Related Party Transactions

	Three Months Ended March 31,
(In millions)	2017	2016
Services Joint Venture
Shared services allocated expenses from CES	$60	$55
CEOC Shared Services Agreement
Shared services allocated expenses from CEOC	6	7
Transactions with CEC and other affiliates
Employee benefits and incentive awards	3	4
Other	1	—
Transactions with Sponsors and their affiliates
Reimbursements and expenses allocated to CERP	—	1
Other Related Party Transactions
Lease revenue received	13	13
Service provider fee	1	1
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the “Sponsors”). As of March 31, 2017, Hamlet Holdings beneficially owned a majority of CEC’s common stock.
Reimbursements and Expenses allocated to CERP
CEC has a services agreement with the Sponsors relating to the provision of financial and strategic advisory services and consulting services. The Sponsors have granted an ongoing waiver of the monitoring fees for management services; however, CEC reimburses the Sponsors for expenses they incur related to these management services and certain legal expenses. A portion of the reimbursed expenses are allocated to CERP.
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
Total Rewards Loyalty Program
CEOC’s customer loyalty program, Total Rewards, offers incentives to customers from their spending related to on-property entertainment expenses, including gaming, hotel, dining, and retail shopping at our and CEOC’s resort properties located in the U.S. and Canada. Under the program, customers are able to accumulate, or bank, Reward Credits over time that they may redeem at their discretion under the terms of the program. The Reward Credit balance will be forfeited if the customer does not earn a Reward Credit over the prior six-month period. As a result of the ability of the customer to bank the Reward Credits, CEOC estimates the cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as “breakage”) based upon the cost of historical redemptions. The estimated value of Reward Credits is expensed as the Reward Credits are earned by customers and is included in direct casino expense. The total estimated cost is accrued by CEOC, with the incremental charges related to our casino properties included in due to affiliates, net in the Balance Sheets.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Due to Affiliates
Amounts due to affiliates for each counterparty represent the payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among CERP’s affiliated entities. As of March 31, 2017 and December 31, 2016, due to affiliates was $25 million and $21 million, respectively.
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
The following discussion and analysis of the financial position and operating results of CERP for the three months ended March 31, 2017 and 2016 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in CERP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Annual Report”).
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
Consolidated Operating Results

	Three Months Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2017	2016
Casino revenues	$280	$272	2.9%
Net revenues	546	528	3.4%
Income from operations	110	78	41.0%
Interest expense	98	100	2.0%
Net income/(loss)	6	(16)	*
Property EBITDA (1)	177	164	7.9%

Operating margin (2)	20.1%	14.8%	5.3 pts
____________________

(1)	See the Reconciliation of Non-GAAP Financial Measures discussion later in this MD&A for a reconciliation of Property EBITDA.

(2)	Operating margin is calculated as income from operations divided by net revenues.

*	Not meaningful.

Ongoing Property Renovations

•
We perform ongoing refurbishment and maintenance at our properties to maintain our quality standards. For the three months ended March 31, 2017, our capital spending totaled $31 million compared with $27 million in the 2016 quarter. Our most significant construction projects that are planned or in process as of March 31, 2017 include the following (in millions):

Property	Project Description	Estimated Remaining Cost	Estimated Completion Date (1)
Harrah’s Las Vegas	Carnaval North renovation	$69	fourth quarter 2017
Flamingo Las Vegas	Tower renovation	23	second quarter 2018
Harrah’s Atlantic City	Tower renovation	10	second quarter 2017
Paris Las Vegas	Rooms renovation	8	fourth quarter 2016
Flamingo Las Vegas	Meeting rooms remodel	5	second quarter 2017
Flamingo Las Vegas	Elevators modernization	3	fourth quarter 2017
____________________

(1)
Although the majority of assets related to each project will be placed in service by the estimated completion date, we expect to make payments subsequent to the completion date as ancillary work continues to be performed and the project is finalized.

•
In connection with ongoing property renovation projects, the depreciation of certain assets was accelerated due to their removal and replacement. We recognized additional depreciation and amortization expense of $20 million in the first quarter of 2016 related to certain assets at primarily Harrah’s Las Vegas and Flamingo Las Vegas compared with $1 million in the first quarter of 2017 related to primarily projects at Harrah’s Atlantic City and Flamingo Las Vegas.

Net Revenues

•	Net revenues increased $18 million, or 3.4%, in 2017 compared with 2016 primarily due to increases in rooms revenues and casino revenues.

•
Rooms revenues increased $14 million, or 10.3%, during the first quarter of 2017. Increased resort fees and improved hotel yield continued to drive an increase in our hotel average cash daily rate to $138 in 2017 from $123 in 2016. Harrah’s Las Vegas had an 18% increase in room nights available during the first quarter of 2017 due to construction at the property in the 2016 first quarter, which contributed to an increase in rooms revenues of $6 million in 2017.

•	Casino revenues increased $8 million, or 2.9%, during the first quarter of 2017 primarily due to higher gaming volumes.
Operating Expenses

•
Operating expenses decreased $14 million, or 3.1%, during the first quarter of 2017 primarily due to a decrease in depreciation, amortization, and other. The decrease mostly resulted from accelerated depreciation in the prior year due to the removal and replacement of certain assets as discussed above.

Income Taxes
The effective tax rates for the three months ended March 31, 2017 and 2016 were 50.0% and 27.3%, respectively. See Note 10 for a detailed discussion of income taxes and the effective tax rate.
Recent Accounting Pronouncements
See Note 3 for discussion of the adoption and potential impacts of recently issued accounting standards.
Critical Accounting Policies
For information on critical accounting policies, see “Critical Accounting Policies and Estimates” in MD&A of the 2016 Annual Report. There have been no changes to these policies during the three months ended March 31, 2017.

Liquidity and Capital Resources
Liquidity Discussion and Analysis
Our cash and cash equivalents totaled $224 million as of March 31, 2017. We generated net income of $6 million during the three months ended March 31, 2017, which includes $57 million of non-cash items such as depreciation, amortization, and other. Our operating activities yielded cash flows of $135 million, an increase of $33 million, or 32.4%, compared with the prior year period. The increase was primarily due to improvement in operating results in 2017, including the increase in net revenues discussed above, the timing of payments for amounts due to affiliates, and other offsetting working capital fluctuations.
Capital expenditures were $31 million during the 2017 period in support of our ongoing property renovations, an increase of $4 million, or 14.8%, compared with the prior year period. Our projected capital expenditures for 2017 are estimated to be $180 million to $230 million. We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our existing properties to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities, while cash used for development projects is typically funded from established debt programs, specific project financing, and additional debt offerings.
We are highly leveraged and a significant amount of our liquidity needs are for debt service. As of March 31, 2017, we had $4.6 billion face value of indebtedness outstanding including capital lease indebtedness. During the three months ended March 31, 2017, we incurred a total of $98 million of interest expense, and we repaid $48 million primarily on our revolving credit facility. See Note 8 for details of our debt outstanding, debt service requirements, and restrictive covenants.
Estimated Debt Service Payments (1)

(In millions)	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt principal payments	$20	$25	$25	$3,350	$1,150	$—	$4,570
Estimated interest payments	340	390	400	360	130	—	1,620
Total principal and interest	$360	$415	$425	$3,710	$1,280	$—	$6,190
____________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facility. Interest payments are estimated based on the forward-looking LIBOR curve. Actual payments may differ from these estimates.

Our ability to fund our operations, pay our debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our existing debt could impact our ability to fund liquidity needs, pay indebtedness, and secure additional funds through financing activities. We believe that our cash and cash equivalents balance, our cash flows from operations, and financing available under our revolving credit facility will be sufficient to meet our normal operating requirements during the next 12 months and the foreseeable future. Although CERP’s subsidiaries are allowed to make distributions to CERP LLC, the indentures governing the CERP Notes generally prevent the distribution of cash to Caesars Entertainment, except for certain payments as described in the indentures. We believe that our cash flows from operations are sufficient to cover our planned capital expenditures for ongoing property renovations during the remainder of 2017, as well as remaining 2017 estimated interest and principal payments due on our long-term debt totaling $360 million. However, if needed, our existing cash and cash equivalents of $224 million and availability under our revolving credit facility of $270 million, both as of March 31, 2017, are available to further support CERP’s operations during the next 12 months and the foreseeable future.
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
Related-Party Transactions
We participate with other CEC subsidiaries in marketing, purchasing, insurance, employee benefit, and other programs that are defined, negotiated and managed on a company-wide basis. We believe that participating in these consolidated programs is beneficial in comparison to the cost and terms for similar programs that we could negotiate on a standalone basis. For a more complete description of the nature and extent of these and other transactions with related parties, see Note 11.

Other Obligations and Commitments
As of March 31, 2017, there have been no material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2016 Annual Report.
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
Reconciliation of Property EBITDA

	Three Months Ended March 31,
(In millions)	2017	2016
Net income/(loss)	$6	$(16)
Income tax (benefit)/provision	6	(6)
Interest expense	98	100
Depreciation, amortization, and other	57	75
Corporate expense and other	10	11
Property EBITDA	$177	$164

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
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
Further, statements that include words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “present,” "seek," "hope," or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout this report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, the restructuring of CEOC, and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward- looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

▪	the effect of our substantial indebtedness and the restrictions in our debt agreements;

•
our dependence on CES and its management for services pursuant to the Omnibus License and Enterprise Services Agreement, access to intellectual property rights, the Total Rewards loyalty program, its customer database and other services, rights and information, and our dependence on Caesars Entertainment’s management;

▪	our ability to use CEOC’s customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same-store or hotel sales;

▪	the effects of CEOC’s bankruptcy filing on us and Caesars Entertainment, and the interest of various creditors and other constituents;

▪	the effect of a bankruptcy by other third parties that we depend on;

▪	the effects of competition, including locations of competitors, growth of online gaming, competition for new licenses and operating and market competition;

▪	reductions in consumer discretionary spending due to economic downturns or other factors;

▪	continued growth in consumer demand for non-gaming activities replacing demand for gambling;

▪	our ability to renew our agreement to host the World Series of Poker’s Main Event;

▪	our ability to retain our resident performers on acceptable terms;

▪	uncertainty in the completion of projects neighboring our properties that are expected to be beneficial to our properties;

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

▪	fluctuations in energy prices;

▪	work stoppages and other labor problems;

▪	the impact, if any, of unfunded pension benefits under multi-employer pension plans;

▪	our ability to recover on credit extended to our customers;

▪	the potential difficulties in employee retention and recruitment as a result of our substantial indebtedness, the restructuring of CEOC, or any other factors;

▪	differences in our interests and those of our Sponsors;

▪	damage caused to our brands due to the unauthorized use of our brand names by third parties;

▪	the failure of Caesars Entertainment to protect the trademarks that are licensed to us;

▪
the outcome of currently pending litigation or threatened litigation, including, but not limited to, the proceedings described under “Noteholder Disputes” in Part II, Item 1, “Legal Proceedings,” and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions, and fines and taxation;

▪	our ability to access additional capital on acceptable terms or at all;

▪	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

▪	our exposure to environmental liability, including as a result of unknown environmental contamination;

▪	our ability to recoup costs of capital investments through higher revenues;

▪	access to insurance on reasonable terms for our assets;

▪	the effects of compromises to our information systems or unauthorized access to confidential information or our customers’ personal information;

▪	the effects of deterioration in the success of third parties adjacent to our business; and

•	the other factors set forth under “Risk Factors” in our 2016 Annual Report.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk in 2017. For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2016 Annual Report.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2017. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Controls
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

There have not been changes in our internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
For risk factors that could cause actual results to differ materially from those anticipated, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date	Link

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X					Link

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X					Link

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—					Link

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—					Link

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
_______________
* Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC

May 2, 2017	By:	/S/ ERIC HESSION
Eric Hession
Treasurer and Manager