Form 10-Q
period 2017-06-30
Caesars Entertainment Resort Properties, LLC
filed 2017-08-03
CIK 1610979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$264	$168
Receivables, net	70	79
Prepayments and other current assets	30	35
Inventories	12	13
Total current assets	376	295
Property and equipment, net	4,892	4,905
Goodwill	1,402	1,402
Intangible assets other than goodwill	217	242
Deferred charges and other assets	93	97
Total assets	$6,980	$6,941

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$35	$37
Due to affiliates, net	31	21
Accrued expense and other current liabilities	175	136
Accrued restructuring and support expenses	128	131
Interest payable	52	53
Current portion of long-term debt	26	68
Total current liabilities	447	446
Long-term debt	4,489	4,495
Deferred income taxes	1,005	1,040
Deferred credits and other liabilities	6	5
Total liabilities	5,947	5,986
Commitments and contingencies (Note 7)
Total member’s equity	1,033	955
Total liabilities and member’s equity	$6,980	$6,941

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Revenues
Casino	$288	$287	$568	$559
Food and beverage	133	133	260	264
Rooms	148	144	298	280
Other	89	82	166	158
Less: casino promotional allowances	(88)	(84)	(176)	(171)
Net revenues	570	562	1,116	1,090
Operating expenses
Direct
Casino	148	142	294	282
Food and beverage	66	69	128	131
Rooms	40	39	80	76
Property, general, administrative, and other	130	128	251	253
Depreciation and amortization and other	55	63	112	138
Corporate expense and other	13	10	23	21
Total operating expenses	452	451	888	901
Income from operations	118	111	228	189
Interest expense	(92)	(99)	(190)	(199)
Restructuring and support expenses and other	2	—	2	—
Income/(loss) before income taxes	28	12	40	(10)
Income tax benefit/(provision)	(10)	(4)	(16)	2
Net income/(loss)	$18	$8	$24	$(8)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF MEMBER’S EQUITY
(UNAUDITED)

(In millions)	Contributed Capital	Accumulated Deficit	Total Member’s Equity
Balance as of December 31, 2015	$2,042	$(1,087)	$955
Net loss	—	(8)	(8)
Contribution from parent in settlement of taxes	42	—	42
Share-based compensation and other	6	—	6
Balance as of June 30, 2016	$2,090	$(1,095)	$995

Balance as of December 31, 2016	$2,128	$(1,173)	$955
Net income	—	24	24
Contribution from parent in settlement of taxes	51	—	51
Share-based compensation and other	3	—	3
Balance as of June 30, 2017	$2,182	$(1,149)	$1,033

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2017	2016
Cash flows provided by operating activities	$226	$185
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(72)	(59)
Contributions to Caesars Entertainment Services	—	(1)
Other	—	(1)
Cash flows used in investing activities	(72)	(61)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facility	59	65
Repayments of long-term debt and revolving credit facility	(114)	(148)
Other	(3)	—
Cash flows used in financing activities	(58)	(83)
Net increase in cash and cash equivalents	96	41
Cash and cash equivalents, beginning of period	168	150
Cash and cash equivalents, end of period	$264	$191

Supplemental Cash Flow Information:
Cash paid for interest	$182	$196
Non-cash investing and financing activities:
Change in accrued capital expenditures	(1)	3
Contribution from parent in settlement of taxes	51	42

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
CERP LLC is separately organized as a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation (“CEC” and “Caesars”). CERP owns six casino properties: (1) Harrah’s Las Vegas, (2) Rio All-Suites Hotel and Casino (“Rio Las Vegas”), (3) Flamingo Las Vegas, (4) Harrah’s Atlantic City, (5) Paris Las Vegas, and (6) Harrah’s Laughlin. CERP also owns The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas (“Octavius Tower”). Four of the casino properties, together with The LINQ promenade and Octavius Tower, are concentrated in Las Vegas and represented 74% of consolidated net revenues for both the three and six months ended June 30, 2017.
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
For the three and six months ended June 30, 2016, $3 million and $6 million, respectively, was reclassified from food and beverage revenues to other revenues, and certain other immaterial prior year amounts have also been reclassified to conform to the current year’s presentation.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

When CES was formed, we determined that it was a variable interest entity (“VIE”). CERP is not considered the primary beneficiary and does not consolidate CES. Our equity method investment in CES was $54 million and $56 million as of June 30, 2017 and December 31, 2016, respectively, and is included in deferred charges and other assets.
Note 2 — Litigation
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Birthday Cash Promotional Offer
In connection with a Birthday Cash promotional offer by Harrah’s Atlantic City, on March 19, 2010, the Superior Court of New Jersey entered a summary judgment in favor of a modified class of approximately 79,000 plaintiffs. The summary judgment found that Harrah’s Atlantic City violated the New Jersey Truth in Consumer Contract, Warranty and Notice Act. The penalty is $100 per incident, amounting to a potential exposure of up to $7.9 million. In March 2012, the judge held that the damages class, if any, should be based upon the number of individuals who redeemed certificates, not the number of certificates redeemed (as some plaintiffs had multiple certificates). As a result, the potential exposure under the judge’s ruling was decreased to $5.2 million. After the case was stayed to wait for a pending case in the New Jersey Supreme Court, the court reopened the case in July 2013. The decision in the New Jersey Supreme Court case clarified two aspects of the New Jersey Truth in Consumer Contract, Warranty and Notice Act, which support our contention that the existing judgment against us should be vacated and the case dismissed in our favor. In November 2013, the court denied both parties’ motions for reconsideration. In December 2013, we filed a motion to stay the judgment pending appeal, and in January 2014, the court granted the stay and we filed an appeal. In February 2014, per the court’s stay order, we posted into an escrow account the potential exposure under the judge’s ruling in the amount of $5.2 million plus attorneys’ fees. This amount is included in prepayments and other current assets in the accompanying balance sheets. No amount has been accrued. The appeal was argued in December 2015, and we prevailed on that appeal on September 9, 2016. Plaintiffs thereafter filed a letter brief with the appellate court seeking reconsideration of the appellate decision, which request was denied. Plaintiffs filed a petition for certification with the New Jersey Supreme Court on January 3, 2017, and we opposed that petition on January 18, 2017. The petition for certification remains pending. On January 12, 2017, the trial court entered an order authorizing the return of our escrowed funds in light of the appellate court’s decision on the merits in our favor. On March 9, 2017, the New Jersey Supreme Court denied plaintiffs’ certification petition. Our escrowed funds (minus certain minor expenses) have since been returned, and the matter is now fully resolved.
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
On November 25, 2014, UMB Bank (“UMB”), as successor indenture trustee for CEOC’s 8.50% Senior Secured Notes due 2020 (the “CEOC 8.50% Senior Secured Notes”), filed a verified complaint in the Court of Chancery in the State of Delaware against CERP, CEC, CEOC, CAC, CGP, CES, and against individual past and present CEC board members Loveman, Benjamin, Bonderman, Davis, Press, Rowan, Sambur, Hession, Colvin, Kleisner, Swann, Williams, Housenbold, Cohen, Stauber, and Winograd, alleging generally that defendants improperly stripped CEOC of certain assets, wrongfully effected a release of CEC’s parent guarantee of the CEOC 8.50% Senior Secured Notes and committed other wrongs. Among other things, UMB asked the court to appoint a receiver over CEOC. In addition, the suit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary, equitable and declaratory relief. The lawsuit has been automatically stayed with respect to CEOC during its Chapter 11 bankruptcy process. Pursuant to a Restructuring Support and Forbearance Agreement entered into by CEC and CEOC with certain creditors, as amended through October 4, 2016, the lawsuit also has been stayed in its entirety (including with respect to CERP), with the consent of all of the parties to it.
Although the claims and demands described above against CERP are not currently being litigated, the Company believes that such claims and demands are without merit and is prepared to defend itself vigorously. The claims against CEOC have been stayed due to the Chapter 11 process, and the actions against CEC have now also been stayed. In the event that the litigation stays are ever lifted, CERP believes there is a reasonably possible likelihood of an adverse outcome. We are not able to reasonably estimate a range of reasonably possible losses should any of the CEOC noteholder disputes ultimately be resolved against CEC. Should any of the CEOC noteholder disputes ultimately be resolved through litigation outside of the financial restructuring of CEOC, and should a court find in favor of the claimants in any of these noteholder disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
On March 13, 2017, CEC, CERP, CEOC (on behalf of itself and each of the debtors and its other direct and indirect subsidiaries), the Five Employers, the NRF, the NRF’s Legacy Plan, the NRF’s Trustees, and others entered into a Settlement Agreement (the “NRF Settlement Agreement”).  Under the NRF Settlement Agreement, on the effective date of the debtors’ reorganization plan, CEC would pay $45 million to the NRF (the “NRF Payments”) in three different baskets: (1) a settlement basket consisting of $10 million as litigation settlement and $5 million for legal fee reimbursement; (2) a contribution basket consisting of $15 million, which sum will grow at 3.1% per year, and which, beginning 17.5 years after the plan effective date, will be applied to offset the first $8 million of contributions from the Five Employers to the Legacy Plan annually until completely utilized; and (3) a withdrawal liability basket of $15 million, which does not grow, to be applied if there is a partial or complete withdrawal at any time after the plan effective date. Upon the NRF Payments being made, mutual releases will be exchanged between the CEC-affiliated parties and the NRF-affiliated parties to the Settlement Agreement. On March 20, 2017, the debtors moved for the Settlement Agreement to be approved by the Bankruptcy Court. On April 19, 2017, the Bankruptcy Court approved the NRF Settlement Agreement, and all actions and appeals relating to the CEC Action, the 362 Motions, the Adversary Proceeding and the NRF Action have been stayed.
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
Revenue Recognition - May 2014 (amended January 2017): Created a new Topic 606, Revenue from Contracts with Customers. The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP applicable to revenue transactions. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. The FASB has recently issued several amendments to the standard, including clarification on accounting for and identifying performance obligations. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The guidance should be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application. We will be adopting this standard effective January 1, 2018.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Total Rewards customer loyalty program affects revenue from our four core businesses: casino entertainment, food and beverage, rooms and hotel, and entertainment and other business operations. Currently, CEC estimates the cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as “breakage”), based upon the cost of historical redemptions. Upon adoption of the new guidance, Reward Credits will no longer be recorded at cost, and a deferred revenue model will be used to account for the classification and timing of revenue recognized as well as the classification of related expenses when Reward Credits are redeemed. This will result in a portion of casino revenues being recorded as deferred revenue and being recognized as revenue in a future period when the Reward Credits are redeemed, and the revenue will be classified according to the good or service for which the Reward Credits were redeemed (e.g., a hotel room).
Additionally, we expect to see a significant decrease in casino revenues. The presentation of goods and services provided to customers without charge in gross revenue with a corresponding reduction in promotional allowances will no longer be reported. Revenue will be recognized based on relative standalone selling prices for transactions with more than one performance obligation. For example, when a casino customer is given a complimentary room, we will be required to allocate a portion of the casino revenues earned from the customer to rooms revenues based on the standalone selling price of the room.
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
Note 4 — Property and Equipment

(In millions)	June 30, 2017	December 31, 2016
Land and land improvements	$2,498	$2,498
Buildings and improvements	2,808	2,789
Furniture, fixtures, and equipment	697	673
Construction in progress	45	22
Total property and equipment	6,048	5,982
Less: accumulated depreciation	(1,156)	(1,077)
Total property and equipment, net	$4,892	$4,905

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Depreciation Expense and Capitalized Interest

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Depreciation expense (1)	$41	$44	$83	$103
Capitalized interest	1	—	1	1
____________________

(1)
Depreciation expense for the three and six months ended June 30, 2016 includes accelerated depreciation of $4 million and $24 million, respectively, due to asset removal and replacement in connection with property renovations primarily at Harrah’s Las Vegas and Flamingo Las Vegas.

Note 5 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and Other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2016	$205	$1,402	$37
Amortization	(25)	—	—
Balance as of June 30, 2017	$180	$1,402	$37
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	June 30, 2017				December 31, 2016
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	3.9	$682	$(502)	$180	$682	$(477)	$205
Trademarks				37			37
Total intangible assets other than goodwill				$217			$242
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
Estimated Fair Value

(In millions)	Balance	Level 1	Level 2	Level 3
December 31, 2016
Liabilities - PropCo Call Right	$131	$—	$—	$131
June 30, 2017
Liabilities - PropCo Call Right	$128	$—	$—	$128

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Changes in Level 3 Fair Value Measurements

(In millions)	Three and Six Months Ended June 30, 2017
Balance as of beginning of period	$131
Restructuring and support expenses	(3)
Balance as of end of period	$128
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
The valuation model used to estimate the fair value of the PropCo Call Right is a Monte Carlo simulation and utilized the following key assumptions:
Key Assumptions -

•	Ratio of EBITDAR to Initial Rent under Property Lease - 1.67 to 1.00

•	EBITDAR volatility - 23%

•	Enterprise value to revenue volatility - 13%

•	Ratio of initial purchase price to property lease rent - 12.00 to 1.00

•	EBITDAR to multiple correlation - 0.0%

•	Composite projected revenue growth rate - 2.4%

•	Composite projected EBITDAR margin growth rate - 23.2%
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
Note 7 — Commitments and Contingencies
Except as described in Note 6 and Note 8, during the six months ended June 30, 2017, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2016.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8 — Debt
On May 12, 2017, CERP amended its first lien credit agreement to reduce the interest rate margins applicable to approximately $211 million of its revolving credit facility and to the entire remaining $2.4 billion of its term loan facility by 2.50%. The amendment also included automatic step-ups in the scheduled quarterly payments to approximately $16 million beginning December 31, 2018, and to approximately $31 million beginning December 31, 2019. This amendment resulted in a loss on extinguishment of debt of approximately $1 million, which is recorded in Restructuring and support expenses and other in the statements of operations.

		June 30, 2017			December 31, 2016
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CERP Credit Facility
CERP Revolving Credit Facility (2)	2018	various	$—	$—	$40
CERP Senior Secured Term Loan (3)	2020	4.73%	2,413	2,379	2,387
CERP Notes
CERP First Lien Notes	2020	8.00%	1,000	995	993
CERP Second Lien Notes	2021	11.00%	1,150	1,140	1,140
Capital lease obligations and other	2017	various	1	1	3
Total debt			4,564	4,515	4,563
Current portion of long-term debt			(26)	(26)	(68)
Long-term debt			$4,538	$4,489	$4,495

Unamortized discounts and deferred finance charges				$49	$55
Fair value			$4,705
____________________

(1)	Interest rate is fixed, except where noted.

(2)
Variable interest rate for the $211 million amended revolver is LIBOR plus 3.50%, down from 6.00% prior to the amendment. The variable interest rate on the remaining $59 million is determined by adding LIBOR to a base rate of 6.00%.

(3)	Variable interest rate was amended during the 2017 second quarter from 6.00% plus the greater of LIBOR or a 1% floor to 3.50% plus the greater of LIBOR or a 1% floor.

Current Portion of Long-Term Debt
The current portion of long-term debt as of December 31, 2016, includes the $40 million outstanding under the revolving credit facility as well as principal payments on the senior secured loan, other unsecured borrowings, and capitalized lease obligations that are expected to be paid within 12 months.
Although there is no amount outstanding under the Revolving Credit Facility as of June 30, 2017, borrowings under the CERP Revolving Credit Facility are subject to separate note agreements executed based on the provisions of the applicable credit facility agreement, and each note has a contractual maturity of less than one year. The applicable credit facility agreement has a contractual maturity of greater than one year, and we have the ability to rollover the outstanding principal balance on a long-term basis; however, we generally intend to repay any principal balance outstanding at the end of the quarter within the subsequent 12 month period. Amounts borrowed under the CERP Revolving Credit Facility are intended to satisfy short term liquidity needs and are classified as current.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Fair Value
The fair value of debt has been estimated based on the borrowing rates available as of June 30, 2017, for debt with similar terms and maturities. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Estimated Debt Service Payments (1)

	Remaining	Years Ended December 31,
(In millions)	2017	2018	2019	2020	2021	Thereafter	Total
Annual maturities of long-term debt	$13	$34	$78	$3,288	$1,151	$—	$4,564
Estimated interest payments	160	330	330	300	130	—	1,250
Total principal and interest	$173	$364	$408	$3,588	$1,281	$—	$5,814
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
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Food and beverage	$43	$44	$89	$90
Rooms	39	36	76	73
Other	6	4	11	8
	$88	$84	$176	$171
Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Food and beverage	$27	$26	$55	$55
Rooms	14	14	28	27
Other	4	3	7	5
	$45	$43	$90	$87

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10 — Income Taxes
Income Tax Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Income/(loss) before income taxes	$28	$12	$40	$(10)
Income tax benefit/(provision)	$(10)	$(4)	$(16)	$2
Effective tax rate	35.7%	33.3%	40.0%	20.0%
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our consolidated condensed balance sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
The effective tax rate for the three months ended June 30, 2017 differed from the expected US tax rate of 35% primarily due to current state tax expense. The effective tax rate for the six months ended June 30, 2017 differed from the expected US tax rate of 35% primarily due to the state deferred tax expense. Effective January 1, 2017, CEC elected to no longer treat CERP as a corporation for income tax purposes. As a result, CERP now no longer has a filing requirement in New Jersey and thus, forfeits its state net operating loss carryforward, which resulted in additional state deferred tax expense.
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
We believe that it is reasonably possible that the total amount of unrecognized tax benefits as of June 30, 2017 will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that an adequate provision has been made for such matters, there is the possibility that the ultimate resolution of such matters could have an adverse effect on our earnings. Conversely, if these matters are resolved favorably in the future, the related provision would be reduced, thus having a favorable effect on earnings.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11 — Related Party Transactions

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Services Joint Venture
Shared services allocated expenses from CES	$64	$56	$124	$111
CEOC Shared Services Agreement
Shared services allocated expenses from CEOC	7	6	13	13
Transactions with CEC and other affiliates
Employee benefits and incentive awards	3	3	6	7
Other	—	—	1	—
Transactions with Sponsors and their affiliates
Expenses paid to Sponsors’ portfolio companies	1	—	1	—
Reimbursements and expenses allocated to CERP	—	1	—	2
Other Related Party Transactions
Lease revenue received	12	12	25	25
Lease payments	1	1	1	1
Service provider fee	—	—	1	1
World Series of Poker agreements	1	1	1	1
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
Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the “Sponsors”). As of June 30, 2017, Hamlet Holdings beneficially owned a majority of CEC’s common stock.
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
Due to Affiliates
Amounts due to affiliates for each counterparty represent the payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among CERP’s affiliated entities. As of June 30, 2017 and December 31, 2016, due to affiliates was $31 million and $21 million, respectively.
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
The following discussion and analysis of the financial position and operating results of CERP for the three and six months ended June 30, 2017 and 2016 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in CERP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Annual Report”).
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
Consolidated Operating Results

	Three Months Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2017	2016		2017	2016
Casino revenues	$288	$287	0.3%	$568	$559	1.6%
Net revenues	570	562	1.4%	1,116	1,090	2.4%
Income from operations	118	111	6.3%	228	189	20.6%
Interest expense	92	99	7.1%	190	199	4.5%
Net income/(loss)	18	8	125.0%	24	(8)	*
Property EBITDA (1)	186	184	1.1%	363	348	4.3%

Operating margin (2)	20.7%	19.8%	0.9 pts	20.4%	17.3%	3.1 pts
____________________

(1)	See the Reconciliation of Non-GAAP Financial Measures discussion later in this MD&A for a reconciliation of Property EBITDA.

(2)	Operating margin is calculated as income from operations divided by net revenues.

*	Not meaningful.

Ongoing Property Renovations

•
We perform ongoing refurbishment and maintenance at our properties to maintain our quality standards. For the three and six months ended June 30, 2017, our capital spending totaled $41 million and $72 million, respectively. Our most significant construction projects that are planned or in process as of June 30, 2017 include the following (in millions):

Property	Project Description	Estimated Remaining Cost	Estimated Completion Date (1)
Flamingo Las Vegas	Tower renovation	$78	second quarter 2018
Harrah’s Las Vegas	Carnaval North renovation	68	fourth quarter 2017
Harrah’s Laughlin	Tower renovation	18	fourth quarter 2017
Paris Las Vegas	Rooms renovation	9	fourth quarter 2016
Harrah’s Atlantic City	Self-park garage and tower renovations	7	second quarter 2018
____________________

(1)
Although the majority of assets related to each project will be placed in service by the estimated completion date, we expect to make payments subsequent to the completion date as ancillary work continues to be performed and the project is finalized.

•
In connection with ongoing property renovation projects, the depreciation of certain assets was accelerated due to their removal and replacement. For the three and six months ended June 30, 2016, we recognized additional depreciation and amortization expense of $4 million and $24 million, respectively, related to certain assets primarily at Paris Las Vegas during the second quarter of 2016, as well as Harrah’s Las Vegas and Flamingo Las Vegas during the six months ended June 30, 2016, compared with $1 million for the six months ended June 30, 2017, related to primarily projects at Flamingo Las Vegas and Harrah’s Atlantic City. There was no accelerated depreciation for the three months ended June 30, 2017.

Net Revenues

•
Net revenues increased $8 million, or 1.4%, for the second quarter of 2017 and $26 million, or 2.4%, for the first half of 2017, compared with the corresponding prior year periods, primarily due to increases in rooms revenues and other revenues. Casino revenues also contributed to the increase in the six month period.

•
Rooms revenues increased $4 million, or 2.8%, during the second quarter of 2017 and $18 million, or 6.4%, during the first half of 2017. Increased resort fees and improved hotel yield continued to drive an increase in our hotel average cash daily rate to $125 for the second quarter of 2017 from $123 in 2016 and increased to $131 for the first half of 2017 from $123 in 2016. Harrah’s Las Vegas had 11% more room nights available during the first half of 2017 compared with the prior year period due to construction at the property during the first half of 2016, which contributed to an increase in rooms revenues of $2 million during the second quarter of 2017 and $8 million during the first half of 2017 at that property. While the number of rooms off the market during renovations at CERP properties is expected to increase in the third quarter of 2017, the projects will take place at properties with generally lower cash ADR relative to projects completed during the prior year.

•
Other revenues increased $7 million, or 8.5%, during the second quarter of 2017 and $8 million, or 5.1%, during the first half of 2017 primarily due to the additional revenue from the valet and self-parking fees that were fully implemented in Las Vegas in April 2017.

•	Casino revenues increased $1 million, or 0.3%, during the second quarter of 2017 and $9 million, or 1.6%, during the first half of 2017 primarily due to higher gaming volumes.
Operating Expenses

•
Operating expenses increased $1 million, or 0.2%, during the second quarter of 2017 and decreased $13 million, or 1.4%, during the first half of 2017. The most significant driver in both periods was a decrease of $8 million and $26 million in depreciation and amortization and other during the quarter and six months ended June 30, 2017, respectively. The decreases mostly resulted from accelerated depreciation in the prior year due to the removal and replacement of certain assets as discussed above. Offsetting these decreases were increased casino and rooms expenses, which is consistent with the increases in the related revenues.

Income Taxes
For the three months ended June 30, 2017 and 2016, the effective tax rates were 35.7% and 33.3%, respectively. For the six months ended June 30, 2017 and 2016, the effective tax rates were 40.0% and 20.0%, respectively. See Note 10 for a detailed discussion of income taxes and the effective tax rate.
Recent Accounting Pronouncements
See Note 3 for discussion of the adoption and potential effects of recently issued accounting standards.
Critical Accounting Policies
For information on critical accounting policies, see “Critical Accounting Policies and Estimates” in MD&A of the 2016 Annual Report. There have been no changes to these policies during the six months ended June 30, 2017.
Liquidity and Capital Resources
Liquidity Discussion and Analysis
Our cash and cash equivalents totaled $264 million as of June 30, 2017. We generated net income of $24 million during the six months ended June 30, 2017, which includes $112 million of non-cash items such as depreciation and amortization and other. Our operating activities yielded cash flows of $226 million, an increase of $41 million, or 22.2%, compared with the prior year period. The increase was primarily due to improvement in operating results in 2017, including the increase in net revenues discussed above, the timing of payments for amounts due to affiliates, and other offsetting working capital fluctuations.
Capital expenditures were $72 million during the 2017 period in support of our ongoing property renovations, an increase of $13 million, or 22.0%, compared with the prior year period. Our projected capital expenditures for 2017 are estimated to be $180 million to $230 million. We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our existing properties to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities, while cash used for development projects is typically funded from established debt programs, specific project financing, and additional debt offerings.
As of June 30, 2017, we had $4.6 billion face value of indebtedness outstanding including capital lease indebtedness. During the six months ended June 30, 2017, we incurred a total of $190 million of interest expense, and we repaid $114 million primarily on our revolving credit facility. As a result of amendments to our existing debt agreement discussed in Note 8, we reduced our annual interest obligations by approximately $60 million until maturity. However, the amendments included automatic step-ups in the scheduled quarterly payments to approximately $16 million beginning December 31, 2018, and to approximately $31 million beginning December 31, 2019. See Note 8 for details of our debt outstanding, debt service requirements, and restrictive covenants.
Estimated Debt Service Payments (1)

	Remaining	Years Ended December 31,
(In millions)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt principal payments	$13	$34	$78	$3,288	$1,151	$—	$4,564
Estimated interest payments	160	330	330	300	130	—	1,250
Total principal and interest	$173	$364	$408	$3,588	$1,281	$—	$5,814
____________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facility. Interest payments are estimated based on the forward-looking LIBOR curve. Actual payments may differ from these estimates.

Our ability to fund our operations, pay our debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our existing debt could affect our ability to fund liquidity needs, pay indebtedness, and secure additional funds through financing activities. We believe that our cash and cash equivalents balance, our cash flows from operations, and financing available under our revolving credit facility will be sufficient to meet our normal operating requirements during the next 12 months and the foreseeable future. Although CERP’s subsidiaries are allowed to make distributions to CERP LLC, the indentures governing the CERP Notes generally prevent the distribution of cash to Caesars Entertainment, except for certain payments as described in the indentures. We believe that our cash flows from operations are sufficient to cover our planned capital expenditures for ongoing property renovations during the remainder of 2017, as well as remaining 2017 estimated interest and principal payments due on our long-term debt totaling $173 million. However, if needed, our existing cash and cash equivalents of $264 million and availability under our revolving credit facility of $270 million, both as of June 30, 2017, are available to further support CERP’s operations during the next 12 months and the foreseeable future.
We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us, to fund our liquidity needs and pay our indebtedness. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may have to reduce or delay refurbishment and expansion projects, reduce expenses, sell assets, or attempt to restructure our debt. Any such actions could negatively affect our competitive position and revenue generation.
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
Other Obligations and Commitments
Except as described in Note 6 and Note 8, as of June 30, 2017, there have been no material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2016 Annual Report.
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
Reconciliation of Property EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net income/(loss)	$18	$8	$24	$(8)
Income tax (benefit)/provision	10	4	16	(2)
Restructuring and support expenses and other	(2)	—	(2)	—
Interest expense	92	99	190	199
Depreciation and amortization and other	55	63	112	138
Corporate expense and other	13	10	23	21
Property EBITDA	$186	$184	$363	$348

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
Further, statements that include words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “present,” "seek," "hope," or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout this report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, the restructuring of Caesars Entertainment Operating Company, Inc. (“CEOC”), and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward- looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
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

▪
acts of war or terrorist incidents, severe weather conditions, uprisings or natural disasters, including losses therefrom, losses in revenues and damage to property, and the effect of severe weather conditions on our ability to attract customers to certain of our facilities;

▪	fluctuations in energy prices;

▪	work stoppages and other labor problems;

▪	the effect, if any, of unfunded pension benefits under multi-employer pension plans;

▪	our ability to recover on credit extended to our customers;

▪	the potential difficulties in employee retention and recruitment as a result of our substantial indebtedness, the restructuring of CEOC, or any other factors;

▪	differences in our interests and those of our Sponsors;

▪	damage caused to our brands due to the unauthorized use of our brand names by third parties;

▪	the failure of Caesars Entertainment to protect the trademarks that are licensed to us;

▪
the outcome of currently pending litigation or threatened litigation, including, but not limited to, the proceedings described under “Noteholder Disputes” and “Other Litigation” in Part II, Item 1, “Legal Proceedings,” and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions, and fines and taxation;

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk in 2017. For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” contained in our 2016 Annual Report.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2017. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.
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

There have not been changes in our internal control over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is party to ordinary and routine litigation incidental to our business. See Note 2 to Part I, Item 1 for full details of the matters outlined below.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.1	Amendment No. 1 dated May 12, 2017, among Caesars Entertainment Resort Properties, LLC, Caesars Resort Properties Finance, Inc., the other loan parties and lenders named therein and Citicorp North America, Inc., as administrative agent.	—	8-K	—	10.1	5/12/2017

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
_______________
* Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC

August 3, 2017	By:	/S/ ERIC HESSION
Eric Hession
Treasurer and Manager