Form 10-Q
period 2017-09-30
Caesars Entertainment Resort Properties, LLC
filed 2017-11-02
CIK 1610979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$336	$168
Receivables, net	77	79
Prepayments and other current assets	33	35
Inventories	12	13
Total current assets	458	295
Property and equipment, net	4,869	4,905
Goodwill	1,402	1,402
Intangible assets other than goodwill	205	242
Deferred charges and other assets	91	97
Total assets	$7,025	$6,941

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$49	$37
Due to affiliates, net	37	21
Accrued expense and other current liabilities	138	136
Accrued restructuring and support expenses	121	131
Interest payable	104	53
Current portion of long-term debt	25	68
Total current liabilities	474	446
Long-term debt	4,486	4,495
Deferred income taxes	949	1,040
Deferred credits and other liabilities	19	5
Total liabilities	5,928	5,986
Commitments and contingencies (Note 7)
Total member’s equity	1,097	955
Total liabilities and member’s equity	$7,025	$6,941

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Revenues
Casino	$297	$289	$865	$848
Food and beverage	135	132	395	396
Rooms	152	147	450	427
Other	88	85	254	243
Less: casino promotional allowances	(90)	(84)	(266)	(255)
Net revenues	582	569	1,698	1,659
Operating expenses
Direct
Casino	147	144	441	426
Food and beverage	68	68	196	199
Rooms	42	42	122	118
Property, general, administrative, and other	129	137	380	390
Depreciation and amortization	86	63	196	196
Corporate expense	11	11	34	32
Other operating costs	16	—	18	5
Total operating expenses	499	465	1,387	1,366
Income from operations	83	104	311	293
Interest expense	(84)	(98)	(274)	(297)
Restructuring and support expenses and other	7	—	9	—
Income/(loss) before income taxes	6	6	46	(4)
Income tax benefit/(provision)	5	—	(11)	2
Net income/(loss)	$11	$6	$35	$(2)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF MEMBER’S EQUITY
(UNAUDITED)

(In millions)	Contributed Capital	Accumulated Deficit	Total Member’s Equity
Balance as of December 31, 2015	$2,042	$(1,087)	$955
Net loss	—	(2)	(2)
Contribution from parent in settlement of taxes	67	—	67
Share-based compensation and other	8	—	8
Balance as of September 30, 2016	$2,117	$(1,089)	$1,028

Balance as of December 31, 2016	$2,128	$(1,173)	$955
Net income	—	35	35
Contribution from parent in settlement of taxes	102	—	102
Share-based compensation and other	5	—	5
Balance as of September 30, 2017	$2,235	$(1,138)	$1,097

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2017	2016
Cash flows provided by operating activities	$342	$299
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(110)	(87)
Contributions to Caesars Entertainment Services	—	(4)
Other	—	(3)
Cash flows used in investing activities	(110)	(94)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facility	59	65
Repayments of long-term debt and revolving credit facility	(120)	(173)
Other	(3)	—
Cash flows used in financing activities	(64)	(108)
Net increase in cash and cash equivalents	168	97
Cash and cash equivalents, beginning of period	168	150
Cash and cash equivalents, end of period	$336	$247

Supplemental Cash Flow Information:
Cash paid for interest	$211	$239
Non-cash investing and financing activities:
Change in accrued capital expenditures	10	9
Contribution from parent in settlement of taxes	102	67

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
CERP LLC is separately organized as a single-member limited liability company, wholly owned by Caesars Entertainment Resort Properties Holdco, LLC, which is a wholly owned subsidiary of Caesars Entertainment Corporation (“CEC” and “Caesars”). CERP owns six casino properties: (1) Harrah’s Las Vegas, (2) Rio All-Suites Hotel and Casino (“Rio Las Vegas”), (3) Flamingo Las Vegas, (4) Harrah’s Atlantic City, (5) Paris Las Vegas, and (6) Harrah’s Laughlin. CERP also owns The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas (“Octavius Tower”). Four of the casino properties, together with The LINQ promenade and Octavius Tower, are concentrated in Las Vegas and represented 72% and 74% of consolidated net revenues for the three and nine months ended September 30, 2017, respectively.
We view each casino property, including The LINQ promenade, as an operating segment and aggregate such properties into one reportable segment.
See Note 12 for additional information about pending transactions related to CERP’s debt and organizational structure.
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
For the three and nine months ended September 30, 2016, $2 million and $8 million, respectively, was reclassified from food and beverage revenues to other revenues, and certain other immaterial prior year amounts have also been reclassified to conform to the current year’s presentation.
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
When CES was formed, we determined that it was a variable interest entity (“VIE”). CERP is not considered the primary beneficiary and does not consolidate CES. Our equity method investment in CES was $53 million and $56 million as of September 30, 2017 and December 31, 2016, respectively, and is included in deferred charges and other assets.
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
CEOC Noteholder Disputes
As set forth in detail in our 2016 Annual Report and in our Form 10-Q for the quarter ended June 30, 2017, beginning in 2014, CEC, CEOC, Caesars Growth Partners, LLC (“CGP”), Caesars Acquisition Company, CERP, CES, and others were parties to a number of lawsuits (the “Noteholder Lawsuits”) relating to CEOC’s debt obligations. More specifically, seven lawsuits were filed by certain secured or unsecured creditors against CEC (originally also against others, and certain of them were against us) in federal and state courts in New York and Delaware, and one lawsuit was initiated by CEC against certain creditors in New York state court, each seeking judicial determinations of CEC’s liability, if any, for its refusal to pay creditors under various parental guarantees that supported particular CEOC indebtedness. In October 2017, following the effective date of the CEOC reorganization plan, each of these Noteholder Lawsuits was dismissed, with prejudice.
Report of Bankruptcy Examiner
With the effectiveness of the CEOC reorganization plan, matters relating to the Report of Bankruptcy Examiner have now been resolved.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

National Retirement Fund
As previously reported in more detail in our 2016 Annual Report and in our Form 10-Q for the quarter ended June 30, 2017, the five indirect subsidiaries of CEC which were required to make contributions to the National Retirement Fund’s (“NRF’s”) legacy plan (the “Five Employers”) and the members of the Five Employers’ controlled group (the “CEC Controlled Group”) have been engaged in a number of actions, proceedings and appeals with the NRF, its fund manager, and its board of trustees (the “NRF Litigations”) arising out of the January 2015 vote of a majority of the NRF’s trustees to expel the Five Employers from the NRF’s legacy plan. Pursuant to the NRF Settlement Agreement (as defined below), each of the NRF Litigations was dismissed with prejudice after the effective date of the Debtors’ reorganization pursuant to the Plan on October 6, 2017 (the “Effective Date”).
On March 13, 2017, CEC, CERP, CEOC (on behalf of itself and each of the Debtors and its other direct and indirect subsidiaries), the Five Employers, the NRF, the NRF’s legacy plan, the NRF’s trustees, and others entered into a Settlement Agreement (the “NRF Settlement Agreement”). Under the NRF Settlement Agreement, on the Effective Date, CEC would pay $45 million to the NRF (the “NRF Payments”). On the Effective Date, the NRF Payments were made to the NRF and thus the mutual releases between the CEC-affiliated parties and the NRF-affiliated parties to the NRF Settlement Agreement became effective. Promptly after the Effective Date, each of the actions, proceedings and appeals relating to the NRF Litigations was dismissed with prejudice.
Of the total $45 million paid by CEC, $30 million related to a withdrawal liability, litigation settlement, and legal fee reimbursement. The remaining $15 million represented a prepayment to be applied toward future pension contributions. No liability will be recorded by the CERP for the NRF Payments because (1) CERP will not be obligated to reimburse CEC for any portion of the payments related to the settlement and withdrawal liability and (2) the portion of the payment related to contributions will be accounted for as a prepayment toward future pension contributions. CERP is not obligated to reimburse CEC for the payments related to the settlement and withdrawal liability because CERP remained current on all contribution payments to the pension, and therefore the payments were not made on behalf of the CERP. CERP will reimburse CEC for its portion of the contributions in a manner similar to other pension contributions that are made on CERP’s behalf in the ordinary course of business.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3 — Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) issued the following authoritative guidance amending the FASB Accounting Standards Codification.
Intangibles - Goodwill and Other - January 2017: Amendments in this update intend to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. Under the amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The elimination of Step 2 from the goodwill impairment test should reduce the cost and complexity of evaluating goodwill for impairment. Amendments should be applied on a prospective basis disclosing the nature of and reason for the change in accounting principle upon transition. Disclosure should be provided in the first annual period and in the interim period in which the entity initially adopts the amendments. Updated amendments are effective for fiscal years beginning after December 15, 2019, and interim period within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We currently plan to implement the updated guidance when we perform our annual goodwill impairment assessment as of October 1.
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
Revenue Recognition - May 2014 (amended September 2017): Created a new Topic 606, Revenue from Contracts with Customers. The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP applicable to revenue transactions. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. The FASB has recently issued several amendments to the standard, including clarification on accounting for and identifying performance obligations. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The guidance should be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application. We plan to adopt this standard effective January 1, 2018, on a full retrospective basis.
We are currently in the process of our analysis and anticipate this standard will have a material effect on our consolidated financial statements. As described below, we expect the most significant effect will be related to the accounting for the Total Rewards customer loyalty program and casino promotional allowances. However, due to the complexity and nature of the gaming industry, the quantitative effects of these changes have not yet been determined and are still being analyzed.

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
We also expect to see a significant decrease in casino revenues. The presentation of goods and services provided to customers without charge in gross revenue with a corresponding reduction in promotional allowances will no longer be reported. Revenue will be recognized based on relative standalone selling prices for transactions with more than one performance obligation. For example, when a casino customer is given a complimentary room, we will be required to allocate a portion of the casino revenues earned from the customer to rooms revenues based on the standalone selling price of the room.
We will continue to monitor and assess the impact of any changes to the standard and interpretations as they become available.
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
Leases - February 2016 (amended September 2017): The amended guidance requires most lease obligations to be recognized as a right-of-use (“ROU”) asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance should be implemented for the earliest period presented using a modified retrospective approach, which includes optional practical expedients primarily focused on leases that commenced before the effective date, including continuing to account for leases that commenced before the effective date in accordance with previous guidance, unless the lease is modified.
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
Note 4 — Property and Equipment

(In millions)	September 30, 2017	December 31, 2016
Land and land improvements	$2,498	$2,498
Buildings and improvements	2,819	2,789
Furniture, fixtures, and equipment	708	673
Construction in progress	70	22
Total property and equipment	6,095	5,982
Less: accumulated depreciation	(1,226)	(1,077)
Total property and equipment, net	$4,869	$4,905

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Depreciation Expense and Capitalized Interest

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Depreciation expense (1)	$72	$49	$155	$152
Capitalized interest	1	—	2	1
____________________

(1)
Depreciation expense for the three and nine months ended September 30, 2017 includes accelerated depreciation of $31 million and $32 million, respectively, due to asset removal and replacement in connection with property renovations primarily at Harrah’s Las Vegas and Flamingo Las Vegas compared with $8 million and $32 million during the three and nine months ended September 30, 2016, respectively. The expense during the prior year quarter related to certain assets primarily at Paris Las Vegas, and during the nine months ended September 30, 2016, it related to assets primarily at Harrah’s Las Vegas, Paris Las Vegas, and Flamingo Las Vegas.

Note 5 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and Other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2016	$205	$1,402	$37
Amortization	(37)	—	—
Balance as of September 30, 2017	$168	$1,402	$37
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	September 30, 2017				December 31, 2016
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	3.6	$682	$(514)	$168	$682	$(477)	$205
Trademarks				37			37
Total intangible assets other than goodwill				$205			$242
Note 6 — Accrued Restructuring and Support Expenses
CEC has agreed to support the CEOC’s plan of reorganization (the “Plan”), which was confirmed by the Bankruptcy Court on January 17, 2017. On October 6, 2017, CEOC consummated their reorganization pursuant to the Plan. As part of the emergence, CEOC reorganized into an operating company (“OpCo”) and a property company (“PropCo”). OpCo became a limited liability company on the effective date of the CEOC reorganization by merging with and into CEOC, LLC (“New CEOC”), a wholly-owned subsidiary of CEC, with New CEOC as the surviving entity. OpCo will operate CEOC’s properties and facilities formerly held by CEOC. PropCo will hold certain real property assets and related fixtures formerly held by CEOC and will lease those assets to OpCo. OpCo, or New CEOC, is CEOC’s successor and a wholly owned consolidated subsidiary of CEC subsequent to CEOC’s emergence. PropCo is a separate entity that will not be consolidated by CEC and is owned by certain of CEOC’s former creditors.
Certain obligations described in the Plan were settled by CEC, CERP’s parent company. For instance, the Plan provided PropCo with a call right for up to five years to purchase and leaseback the real property assets associated with Harrah’s Atlantic City and Harrah’s Laughlin from CERP (subject to the terms of the CERP credit agreement). Therefore, we have accrued this item in accrued restructuring and support expenses on the Balance Sheets. Our accrual represents the estimated fair value of the call right.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Estimated Fair Value

(In millions)	Balance	Level 1	Level 2	Level 3
December 31, 2016
Liabilities - PropCo Call Right	$131	$—	$—	$131
September 30, 2017
Liabilities - PropCo Call Right	$121	$—	$—	$121
Changes in Level 3 Fair Value Measurements

(In millions)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Balance as of beginning of period	$128	$131
Restructuring and support expenses	(7)	(10)
Balance as of end of period	$121	$121
Valuation Methodologies
The PropCo Call Right allows PropCo up to five years to purchase and leaseback the real property assets associated with Harrah’s Atlantic City and Harrah’s Laughlin from CERP for a cash purchase price of ten times the agreed upon annual rent for each property (subject to the terms of the CERP credit agreement). The initial rent for each property under the agreement will be determined based on a rent-to-earnings before interest, taxes, depreciation, amortization, and rent (“EBITDAR”) ratio of 1.00-to-1.67. PropCo’s purchase price will be determined by multiplying each property’s initial rent by 10.
The valuation model used to estimate the fair value of the PropCo Call Right is a Monte Carlo simulation and utilized the following key assumptions:
Key Assumptions -

•	Ratio of EBITDAR to Initial Rent under Property Lease - 1.67 to 1.00

•	EBITDAR volatility - 25%

•	Enterprise value to revenue volatility - 12%

•	Ratio of initial purchase price to property lease rent - 12.00 to 1.00

•	EBITDAR to multiple correlation - 0.0%

•	Composite projected revenue growth rate - 2.4%

•	Composite projected EBITDAR margin growth rate - 24.1%
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7 — Commitments and Contingencies
Except as described below and in Note 6 and Note 8, during the nine months ended September 30, 2017, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2016.
NV Energy
In September 2017, we filed our final notice to proceed with our plan to exit the fully bundled sales system of NV Energy for our Nevada casino properties and purchase energy, capacity, and/or ancillary services from a provider other than NV Energy. The transition to unbundle electric service (the “Cease-Use Date”) is expected to be effective in the first quarter of 2018. As a result of our decision to exit, we incurred an impact exit fee liability of $20 million, payable over six years, which was recorded at a present value of $16 million in accrued expenses and other current liabilities and deferred credits and other liabilities on the Balance Sheets as of September 30, 2017, with a corresponding expense recognized in other operating costs in the Statements of Operations.
For six years following the transition, we are also required to make ongoing payments to NV Energy for non-bypassable rate charges, which primarily relate to each entity’s share of NV Energy’s portfolio of renewable energy contracts and the costs of decommissioning and remediation of coal-fired power plants. Total fees to be incurred are expected to be $14 million, with an estimated present value of $12 million. We expect to record a liability at the Cease-Use Date representing an estimate of the present value of the non-bypassable rate charges on the effective date of the transition.
Note 8 — Debt
On May 12, 2017, CERP amended its first lien credit agreement to reduce the interest rate margins applicable to approximately $211 million of its revolving credit facility and to the entire remaining $2.4 billion of its term loan facility by 2.50%. The amendment also included automatic step-ups in the scheduled quarterly payments to approximately $16 million beginning December 31, 2018, and to approximately $31 million beginning December 31, 2019. This amendment resulted in a loss on extinguishment of debt of approximately $1 million, which is recorded in Restructuring and support expenses and other in the Statements of Operations. See Note 12 for additional information about pending transactions related to CERP’s debt and organizational structure.

		September 30, 2017			December 31, 2016
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CERP Credit Facility
CERP Revolving Credit Facility (2)	2018	various	$—	$—	$40
CERP Senior Secured Term Loan (3)	2020	4.74%	2,406	2,376	2,387
CERP Notes
CERP First Lien Notes	2020	8.00%	1,000	994	993
CERP Second Lien Notes	2021	11.00%	1,150	1,141	1,140
Capital lease obligations and other	N/A	N/A	—	—	3
Total debt			4,556	4,511	4,563
Current portion of long-term debt			(25)	(25)	(68)
Long-term debt			$4,531	$4,486	$4,495

Unamortized discounts and deferred finance charges				$45	$55
Fair value			$4,662
____________________

(1)	Interest rate is fixed, except where noted.

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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Current Portion of Long-Term Debt
The current portion of long-term debt as of December 31, 2016, includes the $40 million outstanding under the revolving credit facility as well as principal payments on the senior secured loan that are expected to be paid within 12 months.
Although there is no amount outstanding under the Revolving Credit Facility as of September 30, 2017, borrowings under the CERP Revolving Credit Facility are subject to separate note agreements executed based on the provisions of the applicable credit facility agreement, and each note has a contractual maturity of less than one year. The applicable credit facility agreement has a contractual maturity of greater than one year, and we have the ability to rollover the outstanding principal balance on a long-term basis; however, we generally intend to repay any principal balance outstanding at the end of the quarter within the subsequent 12 month period. Amounts borrowed under the CERP Revolving Credit Facility are intended to satisfy short term liquidity needs and are classified as current.
We believe that our cash and cash equivalents balance, our cash flows from operations, and/or financing available under our revolving credit facility will be sufficient to meet our normal operating requirements, to fund planned capital expenditures, and to fund debt service during the next 12 months and the foreseeable future.
Fair Value
The fair value of debt has been estimated based on the borrowing rates available as of September 30, 2017, for debt with similar terms and maturities. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
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
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Food and beverage	$45	$42	$134	$133
Rooms	39	38	115	110
Other	6	4	17	12
	$90	$84	$266	$255

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Food and beverage	$27	$27	$82	$81
Rooms	14	14	42	41
Other	4	3	11	8
	$45	$44	$135	$130
Note 10 — Income Taxes
Income Tax Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Income/(loss) before income taxes	$6	$6	$46	$(4)
Income tax benefit/(provision)	$5	$—	$(11)	$2
Effective tax rate	(83.3)%	—%	23.9%	50.0%
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
The effective tax rate for the three months ended September 30, 2017 differed from the expected US tax rate of 35% primarily due to the removal of a valuation allowance on indefinite lived deferred tax assets, discussed below. The effective tax rate for the nine months ended September 30, 2017 differed from the expected US tax rate of 35% primarily due to the removal of a valuation allowance on indefinite lived deferred tax assets offset by additional state deferred tax expense from the forfeiture of its New Jersey net operating loss carryforward upon CEC’s election, on January 1, 2017, to no longer treat CERP as a corporation for income tax purposes.
The effective tax rate for the three and nine months ended September 30, 2016 differed from the expected US tax rate of 35% primarily due to the projected tax benefit of federal tax credits on the annual projected effective tax rate for 2016.

In determining the need for a valuation allowance, we must consider both positive and negative evidence including historical losses, current earnings, and tax-planning strategies, as well as the weight of the evidence. Based on recent history of earnings and future projected profitability, the Company believes that its benefit from an indefinite lived deferred tax asset will be recognized in the future. As such, the valuation allowance against the indefinite lived deferred tax asset (both federal and state) was reversed and a deferred tax benefit of $8 million was recognized in the current quarter.
We believe that it is reasonably possible that the total amount of unrecognized tax benefits as of September 30, 2017 will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that an adequate provision has been made for such matters, there is the possibility that the ultimate resolution of such matters could have an adverse effect on our earnings. Conversely, if these matters are resolved favorably in the future, the related provision would be reduced, thus having a favorable effect on earnings.
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

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11 — Related Party Transactions

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Services Joint Venture
Shared services allocated expenses from CES	$61	$60	$185	$171
CEOC Shared Services Agreement
Shared services allocated expenses from CEOC	6	6	19	19
Transactions with CEC and other affiliates
Employee benefits and incentive awards	1	2	7	9
Other	1	2	2	2
Transactions with Sponsors and their affiliates
Expenses paid to Sponsors’ portfolio companies	—	—	1	—
Reimbursements and expenses allocated to CERP	—	—	—	2
Other Related Party Transactions
Lease revenue received	13	13	38	38
Lease payments	—	—	1	1
Service provider fee	—	2	—	3
World Series of Poker agreements	1	1	2	2
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
Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the “Sponsors”). As of September 30, 2017, Hamlet Holdings beneficially owned a majority of CEC’s common stock.
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
Due to Affiliates
Amounts due to affiliates for each counterparty represent the payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among CERP’s affiliated entities. As of September 30, 2017 and December 31, 2016, due to affiliates was $37 million and $21 million, respectively.
Note 12 — Subsequent Events
CGPH and CERP Merger
After obtaining all required regulatory approvals, CERP will merge with and into CGPH, with CGPH as the surviving entity, to be renamed to Caesars Resort Collection, LLC (“CRC”) (the “CRC Merger”).
CGPH and CERP Financing Transactions
On October 16, 2017, CRC Escrow Issuer, LLC and CRC Finco, Inc., two wholly owned subsidiaries of CEC, issued $1.7 billion aggregate principal amount of 5.25% senior notes due 2025 (the “CRC Notes”). The gross proceeds of the CRC Notes will be held in escrow until the date certain escrow conditions are satisfied, including the merger of CERP and CGPH, whereby CRC will become a co-issuer of the CRC Notes. If the escrow conditions are not satisfied, the CRC Notes are subject to a special mandatory redemption.
CRC also plans to enter into new senior secured credit facilities (the “CRC Senior Secured Credit Facilities”), comprised of (i) a $1.0 billion senior secured revolving credit facility maturing in 2022 and bearing interest at LIBOR plus 2.25% (the “CRC Revolving

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Credit Facility”) and (ii) a $4.7 billion senior secured term loan credit facility maturing in 2024 and bearing interest at LIBOR plus 2.75% (the “CRC Term Loan Facility”).
Once the funds are released pending final regulatory approvals, we will use the net proceeds of the CRC Notes and the CRC Term Loan Facility, as well as available cash and borrowings under the CRC Revolving Credit Facility, to repay substantially all outstanding debt of CERP and CGPH. The CRC Term Loan Facility will incur fees at a rate of 1.375% beginning in November 2017, increasing to 2.75% beginning in January 2018 (if applicable) until the funds are released from escrow.
We expect to incur a loss on extinguishment in the fourth quarter of 2017 due to the write off of aggregate unamortized discounts and deferred finance charges at CERP of approximately $45 million. In addition, CERP will incur approximately $131 million in call premiums as part of the extinguishment of the CERP Notes.

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
The following discussion and analysis of the financial position and operating results of CERP for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in CERP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Annual Report”).
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
Consolidated Operating Results

	Three Months Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2017	2016		2017	2016
Casino revenues	$297	$289	2.8%	$865	$848	2.0%
Net revenues	582	569	2.3%	1,698	1,659	2.4%
Income from operations	83	104	(20.2)%	311	293	6.1%
Interest expense	84	98	14.3%	274	297	7.7%
Restructuring and support expenses and other	7	—	100.0%	9	—	100.0%
Net income/(loss)	11	6	83.3%	35	(2)	*
Property EBITDA (1)	196	178	10.1%	559	526	6.3%

Operating margin (2)	14.3%	18.3%	(4.0) pts	18.3%	17.7%	0.6 pts
____________________

(1)	See the Reconciliation of Non-GAAP Financial Measures discussion later in this MD&A for a reconciliation of Property EBITDA.

(2)	Operating margin is calculated as income from operations divided by net revenues.

*	Not meaningful.

Ongoing Property Renovations

•
We perform ongoing refurbishment and maintenance at our properties to maintain our quality standards. For the three and nine months ended September 30, 2017, our capital spending totaled $38 million and $110 million, respectively. Our most significant construction projects that are planned or in process as of September 30, 2017 include the following (in millions):

Property	Project Description	Estimated Remaining Cost	Estimated Completion Date
Flamingo Las Vegas	Tower renovation	$69	second quarter 2018
Harrah’s Las Vegas	Carnaval North renovation	53	fourth quarter 2017
Harrah’s Laughlin	Tower renovation	16	fourth quarter 2017
Harrah’s Atlantic City	Meeting center, tower renovations, self-park garage, and escalator replacement	10	second quarter 2018

•
In connection with ongoing property renovation projects, the depreciation of certain assets was accelerated due to their removal and replacement. For the three and nine months ended September 30, 2017, we recognized additional depreciation and amortization expense of $31 million and $32 million, respectively, related to projects primarily at Harrah's Las Vegas and Flamingo Las Vegas. For the three months ended September 30, 2016, we recognized $8 million of accelerated depreciation, related to certain assets primarily at Paris Las Vegas, and we recognized $32 million during the nine months ended September 30, 2016, related to assets primarily at Harrah’s Las Vegas, Paris Las Vegas, and Flamingo Las Vegas.

Net Revenues

•
Net revenues increased $13 million, or 2.3%, for the third quarter of 2017 and $39 million, or 2.4%, for the nine months ended September 30, 2017, compared with the corresponding prior year periods, primarily due to increases in rooms revenues, casino revenues, and other revenues.

•
Rooms revenues increased $5 million, or 3.4%, during the third quarter of 2017 and $23 million, or 5.4%, during the nine months ended September 30, 2017. Increased resort fees, an increase in occupancy rates, and improved hotel yield continued to drive an increase in our hotel average cash daily rate to $128 for the third quarter of 2017 from $124 in 2016 and to $130 for the nine months ended September 30, 2017 from $123 in 2016.

•	Casino revenues increased $8 million, or 2.8%, during the third quarter of 2017 and $17 million, or 2.0%, during the nine months ended September 30, 2017 primarily due to higher gaming volumes.

•
Other revenues increased $3 million, or 3.5%, during the third quarter of 2017 and $11 million, or 4.5%, during the nine months ended September 30, 2017 primarily due to the additional revenue from the valet and self-parking fees that were fully implemented in Las Vegas in April 2017.

Operating Expenses

•
Operating expenses increased $34 million, or 7.3%, during the third quarter of 2017 and $21 million, or 1.5%, during the nine months ended September 30, 2017, primarily due to an increase in other operating costs attributable to accrued exit fees of $16 million payable to NV Energy (see Note 7), partially offset by a decrease in property, general, administrative and other driven by lower entertainment expenses at Rio Las Vegas. The quarter was also effected by an increase in depreciation and amortization attributable to the property renovations discussed above.

Income Taxes
For the three months ended September 30, 2017 and 2016, the effective tax rates were negative 83.3% and zero, respectively. For the nine months ended September 30, 2017 and 2016, the effective tax rates were 23.9% and 50.0%, respectively. See Note 10 for a detailed discussion of income taxes and the effective tax rate.
Recent Accounting Pronouncements
See Note 3 for discussion of the adoption and potential effects of recently issued accounting standards.

Critical Accounting Policies
For information on critical accounting policies, see “Critical Accounting Policies and Estimates” in MD&A of the 2016 Annual Report. There have been no changes to these policies during the nine months ended September 30, 2017.
Liquidity and Capital Resources
Liquidity Discussion and Analysis
Our cash and cash equivalents totaled $336 million as of September 30, 2017. We generated net income of $35 million during the nine months ended September 30, 2017, which includes $196 million of non-cash items such as depreciation and amortization and other. Our operating activities yielded cash flows of $342 million, an increase of $43 million, or 14.4%, compared with the prior year period. The increase was primarily due to improvement in operating results in 2017, including the increase in net revenues discussed above, the timing of payments for amounts due to affiliates, and other offsetting working capital fluctuations.
Capital expenditures were $110 million during the 2017 period in support of our ongoing property renovations, an increase of $23 million, or 26.4%, compared with the prior year period. Our projected capital expenditures for 2017 are estimated to be $189 million to $201 million. We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our existing properties to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities, while cash used for development projects is typically funded from established debt programs, specific project financing, and additional debt offerings.
Estimated Debt Service Payments as of September 30, 2017 (1)

	Remaining	Years Ended December 31,
(In millions)	2017	2018	2019	2020	2021	Thereafter	Total
Annual maturities of long-term debt	$6	$34	$78	$3,288	$1,150	$—	$4,556
Estimated interest payments	130	330	330	300	130	—	1,220
Total principal and interest	$136	$364	$408	$3,588	$1,280	$—	$5,776
____________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facility. Interest payments are estimated based on the forward-looking LIBOR curve. Actual payments may differ from these estimates. See Note 12 for additional information about pending transactions related to CERP’s debt and organizational structure.

As of September 30, 2017, we had $4.6 billion face value of indebtedness outstanding. During the nine months ended September 30, 2017, we incurred a total of $274 million of interest expense, and we repaid $120 million primarily in connection with the repricing transactions and our revolving credit facility.
Additionally, as described in Note 12, on October 16, 2017, CRC Escrow Issuer, LLC and CRC Finco, Inc., two wholly owned subsidiaries of CEC, issued $1.7 billion aggregate principal amount of 5.25% senior notes due 2025 (the “CRC Notes”). CRC also plans to enter into new senior secured credit facilities (the “CRC Senior Secured Credit Facilities”), comprised of (i) a $1.0 billion senior secured revolving credit facility maturing in 2022 and bearing interest at LIBOR plus 2.25% (the “CRC Revolving Credit Facility”) and (ii) a $4.7 billion senior secured term loan credit facility maturing in 2024 and bearing interest at LIBOR plus 2.75% (the “CRC Term Loan Facility”). Once the funds are released pending final regulatory approvals, we will use the net proceeds of the CRC Notes and the CRC Term Loan Facility, as well as available cash and borrowings under the CRC Revolving Credit Facility, to repay substantially all outstanding debt of CERP and CGPH.
See Note 8 for details of our debt outstanding, debt service requirements, and restrictive covenants as of September 30, 2017 and Note 12 for discussion about pending transactions subsequent to the end of the quarter.
Our ability to fund our operations, pay our debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our existing debt could affect our ability to fund liquidity needs, pay indebtedness, and secure additional funds through financing activities. We believe that our cash and cash equivalents balance, our cash flows from operations, and financing available under our revolving credit facility will be sufficient to meet our normal operating requirements during the next 12 months and the foreseeable future. Although CERP’s subsidiaries are allowed to make distributions to CERP LLC, the indentures governing the CERP Notes generally prevent the distribution of cash to Caesars Entertainment, except for certain payments as described in the indentures. We believe that our cash flows from operations are sufficient to cover our planned capital expenditures for ongoing property renovations during the remainder of 2017, as well as remaining 2017 estimated interest and principal payments due on our long-term debt totaling $136 million. However, if needed, our existing cash and cash equivalents of $336 million and availability under our revolving credit facility of $270 million, both as of September 30, 2017, are available to further support CERP’s operations during the next 12 months and the foreseeable future.
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
Other Obligations and Commitments
Except as described in Note 6, Note 7, and Note 8, as of September 30, 2017, there have been no material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2016 Annual Report.
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
Reconciliation of Property EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net income/(loss)	$11	$6	$35	$(2)
Income tax (benefit)/provision	(5)	—	11	(2)
Restructuring and support expenses and other	(7)	—	(9)	—
Interest expense	84	98	274	297
Depreciation and amortization	86	63	196	196
Other operating costs	16	—	18	5
Corporate expense and other	11	11	34	32
Property EBITDA	$196	$178	$559	$526

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
Further, statements that include words such as “may,” “will,” “project,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “present,” "seek," or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout this report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, the restructuring of Caesars Entertainment Operating Company, Inc. (“CEOC”), and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward- looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
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

▪
acts of war or terrorist incidents (including the impact of the recent mass shooting in Las Vegas on tourism), severe weather conditions, uprisings or natural disasters, including losses therefrom, losses in revenues and damage to property, and the effect of severe weather conditions on our ability to attract customers to certain of our facilities;

▪	fluctuations in energy prices;

▪	work stoppages and other labor problems;

▪	the effect, if any, of unfunded pension benefits under multi-employer pension plans;

▪	our ability to recover on credit extended to our customers;

▪	the potential difficulties in employee retention and recruitment as a result of our substantial indebtedness or any other factors;

▪	damage caused to our brands due to the unauthorized use of our brand names by third parties;

▪	the failure of Caesars Entertainment to protect the trademarks that are licensed to us;

▪
the outcome of currently pending litigation or threatened litigation, including, but not limited to, the proceedings described under “Other Litigation” in Part II, Item 1, “Legal Proceedings,” and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions, and fines and taxation;

▪	our ability to access additional capital on acceptable terms or at all;

▪	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

▪	our exposure to environmental liability, including as a result of unknown environmental contamination;

▪	our ability to recoup costs of capital investments through higher revenues;

▪	access to insurance on reasonable terms for our assets;

▪	the effects of compromises to our information systems or unauthorized access to confidential information or our customers’ personal information;

▪	the effects of environmental and structural building conditions relating to our properties;

•	a disruption, failure, or breach of our network, information systems, or other technology, or those of our vendors, on which we are dependent;

•	risks and costs associated with protecting the integrity and security of internal, employee, and customer data;

▪	the effects of deterioration in the success of third parties adjacent to our business; and

•	the other factors set forth under “Risk Factors” in our 2016 Annual Report.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2017. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
During the third quarter of 2017, we implemented new general ledger and accounts payable systems as part of the Company’s long-term transformation initiatives aimed to automate and simplify our business process. In connection with these implementations, we have updated our control activities impacted by the changes. As additional transformation activities occur, we will continue to monitor and evaluate our internal control over financial reporting.

There have not been any other changes in our internal control over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is party to ordinary and routine litigation incidental to our business. See Note 2 to Part I, Item 1 for full details of the litigation matters.

Item 1A.	Risk Factors
For risk factors that could cause actual results to differ materially from those anticipated, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.1	Second Amended and Restated Omnibus License and Enterprise Services Agreement, dated as of October 6, 2017, among Caesars Entertainment Operating Company, Inc., Caesars Growth Properties Holdings, LLC, Caesars Entertainment Resort Properties LLC, Caesars License Company, LLC, Caesars World LLC and Caesars Enterprise Services, LLC.	—	8-K	—	10.12	10/13/2017

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
_______________
* Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT RESORT PROPERTIES, LLC

November 1, 2017	By:	/S/ ERIC HESSION
Eric Hession
Treasurer and Manager